Form 10-Q
period 1994-10-31
FERRELLGAS L P
filed 1994-12-14
CIK 922359

FERRELLGAS, L.P.


December 13, 1994



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Mail Stop 7-2
Washington, D.C.  20549

     RE:  Ferrellgas, L.P.
          Quarterly Report on Form 10-Q
          Commission File Number 33-53379

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, Ferrellgas, L.P. transmits for filing its Quarterly Report on Form 10-Q for the quarter ended October 31, 1994. The filing has been effected through the EDGAR electronic filing system under Ferrellgas, L.P.'s CIK No. 0000922359. Pursuant to Rule 302 of Regulation S-T, the Form 10-Q has been executed by typing the name of the signatory, with a manually signed signature page retained in Ferrellgas, L.P.'s files.

By copy of this letter (i) a conforming paper copy of the electronically filed Form 10-Q will be made pursuant to Rule 901(d) of Regulation S-T no later than six business days after the EDGAR submission and (ii) one manually signed copy and one conformed copy of the Form 10-Q are being filed with the New York Stock Exchange.

If any questions should arise in connection with this submission, please call the undersigned at (816) 792-6809.

Very truly yours,



George L. Shuck
Director of Administration Services

/st
Enclosures

cc:  Vincent Patten                          Conformed paper copy
to:
     New York Stock Exchange                 Filer Support, SEC
Operations Center
                                        6432 General Green Way
                                        Alexandria, Virginia
22312-2413
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended October 31, 1994


Commission file number 33-53379

                    Ferrellgas Partners, L.P.
                        Ferrellgas, L.P.
                    Ferrellgas Finance Corp.

   (Exact name of registrants as specified in their charters)

           Delaware                     43-1675728
           Delaware                     43-1676206
           Delaware                     43-1677595
  (States or other jurisdictions of(I.R.S. Employer Ide ntification Nos.)
  incorporation or organization)

           One Liberty Plaza, Liberty, Missouri  64068

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994:

At October 14, 1994, the registrants had units and shares of common stock outstanding as follows:
  Ferrellgas Partners, L.P. - 14,100,000     Common Units
               16,593,721Subordinated Units
  Ferrellgas Finance Corp. -  1,000     Shares of $1 par value
common stock

                    FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS, L.P.
                    FERRELLGAS FINANCE CORP.

                        Table of Contents

                                                             Page
                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Ferrellgas Partners, L.P. and Subsidiary

        Consolidated Balance Sheet -
           October 31, 1994, and July 31, 1994                1

        Consolidated Statement of Operations -
           Three months ended October 31, 1994 and
           Pro Forma October 31, 1993                         2

        Consolidated Statement of Partners' Capital
           Three months ended October 31, 1994                3

        Consolidated Statement of Cash Flows -
           Three months ended October 31, 1994                4

        Notes to Consolidated Financial Statements            5

        Ferrellgas, L.P. and Subsidiaries

        Consolidated Balance Sheet -
           October 31, 1994, and July 31, 1994                7

        Consolidated Statement of Operations -
           Three months ended October 31, 1994 and
           Pro Forma October 31, 1993                         8

        Consolidated Statement of Cash Flows -
           Three months ended October 31, 1994                9

        Notes to Consolidated Financial Statements           10

        Ferrellgas Finance Corp.

        Balance Sheet -
           October 31, 1994, and July 31, 1994               12

        Statement of Operations -
           Three months ended October 31, 1994 and
           Pro Forma October 31, 1993                        13

        Statement of Cash Flows -
           Three months ended October 31, 1994               14

        Notes to Financial Statements                        15

                  TABLE OF CONTENTS (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                  16

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                    18

ITEM 2. CHANGES IN SECURITIES                                18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                      18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  18

ITEM 5. OTHER INFORMATION                                    18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                     18


ITEM 1: FINANCIAL STATEMENTS

FERRELLGAS PARTNERS, L.P. AND SUBSIDARY

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

                                                       October 31,   July 31,
                                                           1994         1994
                                                       -----------  ----------
                                                       (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                               $13,093     $14,535
  Accounts and notes receivable                            68,098      50,780
  Inventories                                              68,251      43,562
  Prepaid expenses and other current assets                 3,509       2,042
  Receivable from general partner                             309           -
                                                         ---------   ---------
  Total Current Assets                                    153,260     110,919

  Property, plant and equipment, net                      293,483     294,765
  Intangible assets, net                                   61,025      63,291
  Other assets, net                                         8,154       8,218
                                                         ---------   ---------
    Total Assets                                         $515,922    $477,193
                                                         =========   =========


    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable                                        $66,480     $46,368
  Other current liabilities                                26,199      26,590
  Short-term borrowing                                     23,000       3,000
  Payable to general partner                                    -          13
                                                         ---------    --------
    Total Current Liabilities                             115,679      75,971

  Long-term debt                                          266,886     267,062
  Other liabilities                                        11,398      11,528

  Minority interest                                         1,232       1,239

Partners' Capital
  Common unitholders (units issued - 14,100,000)           81,944      84,532
  Subordinated unitholder (units issued - 16,593,721)      96,436      99,483
  General partner                                         (57,653)    (62,622)
                                                         ---------   ---------
    Total Partners' Capital                               120,727     121,393
                                                         ---------   ---------
    Total Liabilities and Partners' Capital              $515,922    $477,193
                                                         =========   =========

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDARY

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except unit data)
(unaudited)
                                                       Three Months Ended
                                                   October 31,     October 31,
                                                      1994            1993
                                                   -----------     -----------
                                                              (Pro Forma)
Revenues:
  Gas liquids and related product sales              $111,784       $103,960
  Other                                                 7,629          6,254
                                                      --------       --------
    Total revenues                                    119,413        110,214
                                                      --------       --------
Costs and expenses:
  Cost of product sold                                 67,411         60,515
  Operating                                            35,051         33,276
  Depreciation and amortization                         7,147          7,523
  General and administrative                            2,314          2,443
  Vehicle leases                                        1,040          1,105
                                                      --------       --------
    Total costs and expenses                          112,963        104,862
                                                      --------       --------

Operating income                                        6,450          5,352

  Loss on disposal of assets                             (194)          (214)
  Interest income                                         169            150
  Interest expense                                     (7,098)        (7,230)
  Minority interest                                         7             20
                                                     ---------      ---------
Net loss                                                ($666)       ($1,922)
                                                     =========      =========
Net loss per limited partner unit (before special
  allocation - see note D)                             ($0.02)        ($0.06)
                                                       =======      =========

Number of units used in computation                30,693,721     30,693,721
                                                   ===========    ===========

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDARY

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands, except unit data)
(unaudited)




                                    Number of units                                               Total
                              --------------------------                              General   partners'
                                Common      Subordinated   Common     Subordinated    partner    capital
                              ----------    ------------   -------    ------------   ---------  ---------
Balance August 1, 1994        14,100,000      16,593,721   $84,532         $99,483   ($62,622)   $121,393
  Reallocate prior year
    operating loss                     -               -    (2,286)         (2,690)     4,976          -

  Net loss                             -               -      (302)           (357)        (7)       (666)
                              ----------    ------------   --------    ------------   --------   ---------
Balance October 31, 1994      14,100,000      16,593,721   $81,944         $96,436   ($57,653)   $120,727
                              ==========    ============   ========    ============   ========   =========

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)
                                                   Three Months
                                                      Ended
                                                    October 31,
                                                        1994
                                                    -----------
Cash Flows From Operating Activities:
 Net loss                                               ($666)
 Reconciliation of net loss to net
  cash from operating activities:
  Depreciation and amortization                         7,147
  Other                                                   749
  Increase in assets:
    Accounts and notes receivable                     (17,545)
    Inventories                                       (24,689)
    Prepaid expenses and other current assets          (1,542)
  Increase (decrease) in liabilities:
    Accounts payable                                   20,112
    Other current liabilities                            (353)
    Other liabilities                                    (159)
                                                      --------
      Net cash used by operating activities           (16,946)
                                                      --------
Cash Flows From Investing Activities:
 Capital expenditures                                  (3,844)
 Proceeds from asset sales                                188
 Net additions to other assets                           (286)
                                                      --------
      Net cash used by investing activities            (3,942)
                                                      --------
Cash Flows From Financing Activities:
 Additions to short-term borrowing                     20,000
 Reductions of long-term debt                            (225)
 Minority activity                                         (7)
 Net advances to general partner                         (322)
                                                      --------
      Net cash provided by financing activities        19,446
                                                      --------

Decrease in cash and cash equivalents                  (1,442)
Cash and cash equivalents - beginning of period        14,535
                                                      --------
Cash and cash equivalents - end of period             $13,093
                                                      ========

See notes to consolidated financial statements.






            FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS ENDED OCTOBER 31, 1994 AND 1993
                           (unaudited)

A. Reference should be made to the Notes to Consolidated Financial Statements for the period ending July 31, 1994, (specifically Notes A and N regarding organization and formation and pro forma earnings) included in the Ferrellgas Partners, L.P. and Subsidiary (the "Partnership") annual financial statements on Form 10-K (Commission File No. 33-53379) filed with the SEC.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1994 and pro forma October 31, 1993, are not necessarily indicative of the results to be expected for a full year.

D. The Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net income and loss to each of the partners for purposes of maintaining the partner capital accounts. In addition, the Partnership Agreement contains a special provision to allocate the first year's taxable operating loss ($5,026,000) 100% to the general partner and reallocate, based on ownership percentages, an amount equal to 99% of this net loss ($4,976,000) to the limited partners in the following taxable year. The special allocation of the prior year taxable operating loss to the limited partners will result in an additional loss per limited partner unit of $.16 for the tax year ending July 31, 1995.

E. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, after taking into consideration the Partnership's insurance coverage and its existing reserves, management is of the opinion that there are no known uninsured claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

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

F. The financial information summarized below reflects the results of the business previously owned by Ferrellgas, Inc., the predecessor company.

                                            Three months ended
                                             October 31, 1993
                                        (unaudited; in thousands)

     Total revenues                               $ 110,214
     Total costs and expenses                       104,737
                                                  ----------
     Operating income                                 5,477
     Loss on disposal of assets                        (214)
     Interest income                                    759
     Interest expense                               (14,907)
     Income tax benefit                               3,348
                                                  ----------
     Net loss                                     $  (5,537)
                                                  ==========

G.   On October 14, 1994, the General Partner adopted the
  Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan"), which authorizes the issuance of options (the "Unit Options") covering up to 750,000 Subordinated Units to certain officers and employees of the General Partner, of which 657,000 options were granted at that date. The Unit Options granted have an exercise price of $16.80 per Subordinated Unit, will vest over a three to five year period (depending on the employee) and will expire on the tenth anniversary of the date of grant. Upon conversion of 100% of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.

H. On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner) and (ii) transferred all of the assets of Vision and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities). In consideration of the retention by the General Partner of the Vision income tax liabilities, the Partnership issued 138,392 Common Units to the General Partner.

I. On November 14, 1994, the Partnership filed Amendment No. 1 to Form S-1 Registration Statement with the Securities and Exchange Commission to register 2,400,000 Common Units representing limited partner interests in the Partnership.
  The registration statement was declared effective November 15, 1994. The Common Units may be issued from time to time by the Partnership in exchange for other businesses, properties or securities in business combination transactions.

J. On November 18, 1994, the Partnership declared an initial cash distribution of $0.65 per unit, payable December 14, 1994. This initial distribution covers the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first full fiscal quarter. The distribution has, accordingly, been prorated.



FERRELLGAS, L.P. AND SUBSIDARIES

CONSOLIDATED BALANCE SHEET
(in thousands)

                                                   October 31,   July 31,
                                                      1994         1994
                                                   -----------   ---------
                                                   (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                            $13,093     $14,535
  Accounts and notes receivable                         68,098      50,780
  Inventories                                           68,251      43,562
  Prepaid expenses and other current assets              3,509       2,042
  Receivable from general partner                          309           -
                                                      --------    --------
    Total Current Assets                               153,260     110,919

  Property, plant and equipment, net                   293,483     294,765
  Intangible assets, net                                61,025      63,291
  Other assets, net                                      8,154       8,218
                                                      --------    --------
    Total Assets                                      $515,922    $477,193
                                                      ========    ========


    LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable                                     $66,480     $46,368
  Other current liabilities                             26,199      26,590
  Short-term borrowing                                  23,000       3,000
  Payable to general partner                                 -          13
                                                      --------    --------
    Total Current Liabilities                          115,679      75,971

  Long-term debt                                       266,886     267,062
  Other liabilities                                     11,398      11,528

Partners' Capital
  Limited partner                                      120,727     121,393
  General partner                                        1,232       1,239
                                                      --------    --------
    Total Partners' Capital                            121,959     122,632
                                                      --------    --------
    Total Liabilities and Partners' Capital           $515,922    $477,193
                                                      ========    ========

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)


                                               Three Months Ended
                                          ----------------------------
                                          October 31,      October 31,
                                             1994             1993
                                          -----------      -----------
                                                           (Pro Forma)
Revenues:
  Gas liquids and related product sales      $111,784       $103,960
  Other                                         7,629          6,254
                                             ---------      ---------
    Total revenues                            119,413        110,214
                                             ---------      ---------
Costs and expenses:
  Cost of product sold                         67,411         60,515
  Operating                                    35,051         33,276
  Depreciation and amortization                 7,147          7,523
  General and administrative                    2,314          2,443
  Vehicle leases                                1,040          1,105
                                             ---------      ---------
    Total costs and expenses                  112,963        104,862
                                             ---------      ---------

Operating income                                6,450          5,352

  Loss on disposal of assets                     (194)          (214)
  Interest income                                 169            150
  Interest expense                             (7,098)        (7,230)
                                             ---------      ---------
Net loss                                        ($673)       ($1,942)
                                             =========      =========

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)


                                                   Three Months
                                                       Ended
                                                    October 31,
                                                       1994
                                                    -----------
Cash Flows From Operating Activities:
 Net loss                                               ($673)
 Reconciliation of net loss to net
  cash from operating activities:
  Depreciation and amortization                         7,147
  Other                                                   749
  Increase in assets:
    Accounts and notes receivable                     (17,545)
    Inventories                                       (24,689)
    Prepaid expenses and other current assets          (1,542)
  Increase (decrease) in liabilities:
    Accounts payable                                   20,112
    Other current liabilities                            (353)
    Other liabilities                                    (159)
                                                      --------
      Net cash used by operating activities           (16,953)
                                                      --------
Cash Flows From Investing Activities:
 Capital expenditures                                  (3,844)
 Proceeds from asset sales                                188
 Net additions to other assets                           (286)
                                                      --------
      Net cash used by investing activities            (3,942)
                                                      --------
Cash Flows From Financing Activities:
 Additions to short-term borrowing                     20,000
 Reductions of long-term debt                            (225)
 Net advance to general partner                          (322)
                                                      --------
      Net cash provided by financing activities        19,453
                                                      --------

Decrease in cash and cash equivalents                  (1,442)
Cash and cash equivalents - beginning of period        14,535
                                                      --------
Cash and cash equivalents - end of period             $13,093
                                                      ========

See notes to consolidated financial statements.


                FERRELLGAS, L.P. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS ENDED OCTOBER 31, 1994 AND 1993
                           (unaudited)

A. Reference should be made to the Notes to Consolidated Financial Statements for the period ending July 31, 1994, (specifically Notes A and M regarding organization and formation and pro forma earnings) included in the Ferrellgas, L.P. and Subsidiaries (the " Operating Partnership") annual financial statements on Form 10-K (Commission File No. 33-53379) filed with the SEC.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1994 and pro forma October 31, 1993, are not necessarily indicative of the results to be expected for a full year.

D. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, after taking into consideration the Partnership's insurance coverage and its existing reserves, management is of the opinion that there are no known uninsured claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Partnership.

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

E. The financial information summarized below reflects the results of the business previously owned by Ferrellgas, Inc., the predecessor company.

                                            Three months ended
                                             October 31, 1993
                                        (unaudited; in thousands)

     Total revenues                              $ 110,214
     Total costs and expenses                      104,737
                                                 ----------
     Operating income                                5,477
     Loss on disposal of assets                       (214)
     Interest income                                   759
     Interest expense                              (14,907)
     Income tax benefit                              3,348
                                                 ----------
     Net loss                                    $  (5,537)
                                                 ==========

F. On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner) and (ii) transferred all of the assets of Vision and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities). In consideration of the retention by the General Partner of the Vision income tax liabilities, the Partnership issued 138,392 Common Units to the General Partner.


FERRELLGAS FINANCE CORP.
(a wholly owned subsidiary of Ferrellgas, L.P.)

BALANCE SHEET

                                                     October 31,      July 31,
                                                        1994            1994
                                                     (unaudited)
                                                     -----------      --------
ASSETS
  Cash                                                      $960      $1,000
                                                         --------     -------
    Total Assets                                            $960      $1,000
                                                         ========     =======


STOCKHOLDER'S EQUITY AND ACCUMULATED DEFICIT
 Common stock, $1.00 par value; 2,000 shares
   authorized; 1,000 shares issued and outstanding        $1,000      $1,000
 Accumulated deficit                                         (40)          -
                                                          -------     -------
    Total Stockholder's Equity                              $960      $1,000
                                                          =======     =======

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly owned subsidiary of Ferrellgas, L.P.)

STATEMENT OF OPERATIONS
(unaudited)

                                         Three Months
                                            Ended
                                          October 31,
                                             1994
                                         ------------
Revenues                                      $ -

General and administrative expense             40
                                            ------
Net loss                                     ($40)
                                            ======

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly owned subsidiary of Ferrellgas, L.P.)

STATEMENT OF CASH FLOWS
(unaudited)

                                                   Three Months
                                                       Ended
                                                    October 31,
                                                       1994
                                                    -----------
Cash Flows From Operating Activities:
                                                     ---------
      Cash used by operating activities                  ($40)
                                                     ---------
Cash Flows From Investing Activities:
                                                     ---------
      Cash provided by investing activities                 -
                                                     ---------
Cash Flows From Financing Activities:
                                                     ---------
      Cash provided by financing activities                 -
                                                     ---------

Decrease in Cash                                          (40)
Cash - beginning of period                              1,000
                                                     ---------
Cash - end of period                                     $960
                                                     =========

See notes to financial statements.

                    FERRELLGAS FINANCE CORP.
                  NOTES TO FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED OCTOBER 31, 1994
                           (unaudited)

A.   Reference should be made to the Notes to Financial
  Statements for the period ending July 31, 1994, included in the Ferrellgas Finance Corp. annual financial statements on Form 10-K (Commission File No. 33-53379) filed with the SEC.

B. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the historical and pro forma results of operations and liquidity and capital resources of the Operating Partnership. Since the Operating Partnership accounts for all of the consolidated assets, sales and earnings of the Partnership, a separate discussion of the results of operations and liquidity and capital resources of the Partnership is not presented.

      Ferrellgas  Finance Corp. has nominal assets and  does  not conduct any operations.  Accordingly, a discussion of the results
of   operations  and  liquidity  and  capital  resources  is  not presented.

Results of Operations

      The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three months ended October 31, 1994, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three  Months  Ended October 31, 1994 vs. Pro Forma  October  31,
1993

       Total Revenues. Total revenues increased 8.3% to $119,413,000 as compared to $110,214,000 for the prior period. The increase is attributable to revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) increasing 55.4% to $26,215,000.

      The increase in revenues from other operations is primarily due to an increase in chemical feedstocks marketing due to an increase in sales volume and selling price. Both volume and price increased as a result of increased demand from customers who use chemical feedstocks in their manufacturing processes. These customers are primarily petrochemical companies who make products such as plastics.

     Gross Profit. Gross profit increased 4.6% to $52,002,000 as compared with $49,699,000 for the prior period. The increase is attributable to an increase in both retail and other operations gross profit. Retail operations results improved due to an increase in gallons sold to 122,309,000 gallons as compared to 120,076,000 for the prior period along with a slight increase in retail margins. Other operations gross profit increased primarily due to stronger margins and increased sales volume due to an active market for trading operations and an increase in sales volumes for chemical feedstocks operations as previously discussed.

      Operating Expenses. Operating expenses increased 5.3% to $35,051,000 as compared to $33,276,000 for the prior period. The increase is primarily attributable to general increases in operating costs. Personnel costs, which includes payroll, taxes, benefits and other related costs, increased due to an increase in wage rates and an increase in overtime and variable labor due to an increased number of tanks installed at customer locations this year compared to the prior period. Parts and equipment costs related to installation of new tanks increased also. Vehicle expenses increased due to increased emphasis on completing planned preventive maintenance and repairs during the first quarter of the fiscal year. Advertising and marketing programs expense increased due to preparation and distribution of program materials to retail locations earlier in the fiscal year as compared to the prior period.

        Depreciation and Amortization. Depreciation and amortization expense decreased 5.0% to $7,147,000 as compared to $7,523,000 for the prior period due primarily to extending the use of vehicles used in retail operations beyond their original estimated useful life and to a reduction in the number of owned vehicles.

      Net Loss. Net loss decreased to $673,000 as compared to $1,942,000 for the prior period primarily due to the increase in gross profit and slight reductions in depreciation and amortization, general and administrative and vehicle lease expenses offset by increased operating expenses.

Liquidity and Capital Resources

      On November 1, 1994, the General Partner completed the acquisition of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Following the closing of the acquisition, the General Partner transferred the net assets (excluding income tax liabilities) of Vision to the Operating Partnership.

      On November 14, 1994, the Partnership filed Amendment No. 1 to Form S-1 Registration Statement with the Securities and Exchange Commission to register 2,400,000 Common Units representing limited partner interests in the Partnership. The registration statement was declared effective November 15, 1994. The Common Units may be issued from time to time by the Partnership in exchange for other businesses, properties or securities in business combination transactions.

      On November 18, 1994, the Partnership declared an initial cash distribution of $0.65 per unit, payable December 14, 1994.
This initial distribution covers the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first full fiscal quarter.

       Cash  Flows  From  Operating  Activities.   Cash  used  by
operating  activities was $16,953,000 for the three months  ended
October  31,  1994.   This cash was primarily  used  to  purchase
inventory for sale to customers.

      Cash Flows From Investing Activities. During the three months ended October 31, 1994, the Operating Partnership made aggregate property, plant and equipment and other acquisition expenditures of $3,844,000. The Operating Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for financing transportation equipment. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Operating Partnership's principal physical assets, are generally long.

      Cash Flows From Financing Activities. During the three months ended October 31, 1994, the Operating Partnership borrowed $20,000,000 from its Credit Facility. These borrowings, along with cash provided by operations, were used to fund purchases of propane inventory for sale to customers and purchases of property, plant and equipment.

     Effects of Inflation. In the past the Company has been able to adjust its sales price of product in response to market demand, cost of product, competitive factors and other industry trends. Consequently, changing prices as a result of inflationary pressures has not had a material adverse effect on profitability although revenues may be affected. Inflation has not materially impacted the results of operations and the Company does not believe normal inflationary pressures will have a material adverse effect on the profitability of the Company in the future.


  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     None.

ITEM 2.   CHANGES IN SECURITIES.
     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 5.   OTHER INFORMATION
     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      * 2.1 Stock Purchase Agreement dated September 30, 1994, between Ferrellgas, Inc. and Bell Atlantic
             Enterprises International, Inc.

      *23.1  Consent of Deloitte & Touche, LLP

      *23.2  Consent of Andrews & Kurth

      *23.3  Consent of Andrews & Kurth

      *23.4  Consent of Coopers & Lybrand


      * Incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1
        (Registration No. 33-55185).


     (b)  Reports on Form 8-K.

      The registrants filed the following reports on Form 8-K during the quarter ended October 31, 1994:

      (a) Form 8-K dated August 15, 1994, reporting the closing of the initial offering of Common Units by Ferrellgas Partners, L.P. and filing as exhibits certain executed agreements related thereto;

     (b)  Form 8-K dated September 26, 1994, reporting under Item
5 the election of two additional directors to the Board of Directors of Ferrellgas, Inc.; and

      (c) Form 8-K dated October 4, 1994, reporting under Item 5 that Ferrellgas, Inc. had entered into a definitive stock purchase agreement for the purchase of all of the outstanding capital stock of Vision Energy Resources, Inc.



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                   FERRELLGAS PARTNERS, L.P.
                                   FERRELLGAS, L.P.



                                   By:  Ferrellgas, Inc. (General
Partner)



Date:  December 13, 1994           By: /s/  Danley K. Sheldon
                                       Danley K. Sheldon
                                       Senior Vice President/
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)




                                   FERRELLGAS FINANCE CORP.




Date: December 13, 1994                 /s/ Danley K. Sheldon
                                   By:  Danley K. Sheldon
                                        Senior Vice President/
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)









