Form 10-Q/A
period 1994-10-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1995-02-10
CIK 922359, 922360

FORM 10-Q/A

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
  (States or other jurisdictions of(I.R.S. Employer Identification Nos.)
                (incorporation or organization)

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

Yes    [X]     No    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994:

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

                                   By:  Ferrellgas, Inc. (General Partner)

Date:   January 31, 1995           /s/ Danley K. Sheldon

                                   By:  Danley K. Sheldon
                                        Senior Vice President/
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)




                                   FERRELLGAS FINANCE CORP.

Date:   January 31, 1995           /s/ Danley K. Sheldon

                                   By:  Danley K. Sheldon
                                        Senior Vice President/
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     27   Financial Data Schedule