Form 10-Q
period 1995-01-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1995-03-15
CIK 922359, 922360

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended January 31, 1995

                               OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from.................. to................


Commission file number 33-53379
                       33-53379-01

                    Ferrellgas, L.P.
                    Ferrellgas Finance Corp.

   (Exact name of registrants as specified in their charters)

           Delaware                                43-1675728
  (States or other jurisdictions of    (I.R.S. Employer Identification Nos.)
  incorporation or organization)

           One Liberty Plaza, Liberty, Missouri  64068

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

Yes    [X]     No    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 1995:

  Ferrellgas Finance Corp. - 1,000 shares of $1 par value common stock



                    FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS, L.P.
                    FERRELLGAS FINANCE CORP.

                        Table of Contents

                                                             Page
                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Ferrellgas Partners, L.P. and Subsidiary

        Consolidated Balance Sheet -
           January 31, 1995, and July 31, 1994                1

        Consolidated Statement of Earnings -
           Three months and six months ended January 31, 1995 and
           Pro Forma January 31, 1994                         2

        Consolidated Statement of Partners' Capital -
           Six months ended January 31, 1995                  3

        Consolidated Statement of Cash Flows -
           Six months ended January 31, 1995                  4

        Notes to Consolidated Financial Statements            5

        Ferrellgas, L.P. and Subsidiaries

        Consolidated Balance Sheet -
           January 31, 1995, and July 31, 1994                8

        Consolidated Statement of Earnings -
           Three months and six months ended
           January 31, 1995 and Pro Forma January 31, 1994    9

        Consolidated Statement of Partners' Capital -
           Six months ended January 31, 1995                 10

        Consolidated Statement of Cash Flows -
           Six months ended January 31, 1995                 11

        Notes to Consolidated Financial Statements           12

        Ferrellgas Finance Corp.

        Balance Sheet -
           January 31, 1995, and July 31, 1994               14

        Statement of Operations -
           Three months and six months ended
           January 31, 1995                                  15

        Statement of Cash Flows -
           Six months ended January 31, 1995                 16

        Notes to Financial Statements                        17


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                  18

                   PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                     21



                      PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                        FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                            (in thousands, except unit data)

                                             January 31,    July 31,
ASSETS                                          1995          1994
- -------                                      ----------     --------
                                             (unaudited)
Current Assets:
  Cash and cash equivalents                    $ 30,817       $14,535
  Accounts and notes receivable, net            100,756        50,780
  Inventories                                    50,641        43,562
  Prepaid expenses and other current assets       3,879         2,042
  Receivable from general partner and
   affiliate                                        410             -
                                               ---------     ---------
    Total Current Assets                        186,503       110,919

  Property, plant and equipment, net            355,789       294,765
  Intangible assets, net                         68,444        63,291
  Other assets, net                               8,607         8,218
                                               ---------     ---------
    Total Assets                               $619,343      $477,193
                                               =========     =========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Current Liabilities:
  Accounts payable                              $96,079       $46,368
  Other current liabilities                      37,281        26,590
  Short-term borrowing                                -         3,000
  Payable to general partner                          -            13
                                                --------      --------
    Total Current Liabilities                   133,360        75,971

  Long-term debt                                327,793       267,062
  Other liabilities                              11,913        11,528
  Minority interest                               1,479         1,239

  Partners' Capital Common unitholders
    (14,398,942 and 14,100,000 units
    outstanding in 1995 and 1994, respectively)  96,520        84,532

  Subordinated unitholders (16,593,721 units
     outstanding in 1995 and 1994)              105,691        99,483

  General partner                               (57,413)      (62,622)
                                               ---------     ---------
    Total Partners' Capital                     144,798       121,393
                                               ---------     ---------
    Total Liabilities and Partners' Capital    $619,343      $477,193
                                               =========     =========

See notes to consolidated financial statements.


                 FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF EARNINGS
                     (in thousands, except unit data)
                               (unaudited)

                               Three Months Ended        Six Months Ended
                            -----------------------   -----------------------
                            January 31,  January 31,  January 31,  January 31,
                               1995         1994         1995         1994
                            -----------  -----------  -----------  ----------
                                         (Pro Forma)               (Pro Forma)
Revenues:
 Gas liquids and related
   product sales              $208,685     $185,835     $320,469     $289,795
 Other                           9,976        8,087       17,605       14,341
                              ---------    ---------    ---------    ---------
   Total revenues              218,661      193,922      338,074      304,136
                              ---------    ---------    ---------    ---------

Costs and expenses:
 Cost of product sold          122,889       95,464      190,300      155,979
 Operating                      44,646       41,665       79,697       74,941
  Depreciation and
   amortization                  8,265        7,255       15,412       14,778
  General and administrative     2,934        2,664        5,248        5,107
  Vehicle leases                 1,107        1,039        2,147        2,144
                              ---------    ---------    ---------    ---------
    Total costs and expenses   179,841      148,087      292,804      252,949
                              ---------    ---------    ---------    ---------

Operating income                38,820       45,835       45,270       51,187

 Interest expense               (8,217)      (7,173)     (15,315)     (14,403)
 Interest income                   345          200          514          350
 Loss on disposal of assets       (109)        (196)        (303)        (410)
 Minority interest                (312)        (391)        (305)        (371)
                              ---------   ----------    ---------    ---------
Net earnings                   $30,527      $38,275      $29,861      $36,353
                               ========   ==========    =========    =========

Net earnings per limited
  partner unit (before
  special allocation-note D)     $0.98        $1.23        $0.96        $1.17
                                 =====        =====        =====        =====

Weighted average number of
  units outstanding         30,956,016   30,693,721   30,824,868    30,693,721
                            ==========   ==========   ==========    ==========


See notes to consolidated financial statements.


                         FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             (in thousands, except unit data)
                                         (unaudited)

                                                                                                    Total
                                                    Number of units                   General     partners'
                                   Common    Subordinated    Common    Subordinated   partner      capital
                                   ------    ------------    ------    ------------   -------     --------

Balance August 1, 1994           14,100,000  16,593,721      $84,532    $99,483        ($62,622)   $121,393
  Special allocation of
   prior year operating
   loss (note D)                          -           -       (2,312)   (2,664)           4,976           -
  Contributed capital (note H)            -           -        3,324     3,830               72       7,226
  Common units issued in
     connection with acquisitions   298,942           -        6,600          -              66       6,666
  First quarter distribution              -           -       (9,358)   (10,786)           (204)    (20,348)
Net earnings                              -           -       13,734     15,828             299      29,861
                                  ----------  ----------     --------   ---------      ---------    --------

Balance January 31, 1995          14,398,942  16,593,721     $96,520   $105,691        ($57,413)    $144,798
                                  ==========  ==========     =======   ========        =========    =========

See notes to consolidated financial statements.


                 FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands)
                               (unaudited)

                                                        Six  Months
                                                           Ended
                                                      January 31, 1995
                                                      ----------------
Cash Flows From Operating Activities:
Net earnings                                                $29,861
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                              15,412
  Other                                                       1,514

Changes in operating assets and liabilities
  net of effect from business acquisitions:
    Accounts and notes receivable                           (43,304)
    Inventories                                                 837
    Prepaid expenses and other current assets                (1,492)
    Accounts payable                                         43,287
    Accrued interest expense                                 11,945
    Other current liabilities                                (7,664)
    Other liabilities                                            71
                                                           ---------
      Net cash provided by operating activities              50,467
                                                           ---------

Cash Flows From Investing Activities:
 Business acquisitions                                      (15,693)
 Capital expenditures                                        (9,216)
 Proceeds from asset sales                                      704
 Net additions to other assets                                 (655)
                                                           ---------
   Net cash used by investing activities                    (24,860)
                                                           ---------

Cash Flows From Financing Activities:
Reductions of short-term borrowing                           (3,000)
Additions to long-term debt                                  60,000
Reductions of long-term debt                                (45,784)
Distributions                                               (20,348)
Minority activity                                               164
Contribution from general partner                                66
Net advances to general partner and affiliate                  (423)
                                                           ---------
  Net cash used by financing activities                      (9,325)
                                                           ---------
Increase in cash and cash equivalents                        16,282
Cash and cash equivalents - beginning of period              14,535
                                                           ---------
Cash and cash equivalents - end of period                   $30,817
                                                           =========

See notes to consolidated financial statements.


[FN]
            FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SIX MONTHS ENDED JANUARY 31, 1995 AND 1994
                           (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1995 and pro forma January 31, 1994, are not necessarily indicative of the results to be expected for a full year.

D. The Agreement of Limited Partnership of Ferrellgas Partners, L.P. (the "Partnership Agreement") contains specific provisions for the allocation of net income and loss to each of the partners for purposes of maintaining the partner capital accounts. In addition, the Partnership Agreement contains a special provision to allocate the first year's operating loss ($5,026,000) 100% to the general partner and reallocate, based on ownership percentages, an amount equal to 99% of this net loss ($4,976,000) to the limited partners in the following year. The special allocation of the prior year operating loss to the limited partners resulted in a loss per limited partner unit of $.16 for the year ended July 31, 1994.

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

  In connection with the formation of the Partnership, the General Partner contributed certain assets including customer relationships and customer tanks. The Internal Revenue Service ("IRS") has examined the General Partner's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate to these contributed assets. If the IRS was successful, the amount of amortization and depreciation available to the General Partner could be adversely affected. At this time, it is not possible to determine the ultimate resolution of this matter and the impact, if any, to the consolidated financial statements of the Partnership.

F. The financial information summarized below reflects the operations of Ferrellgas, Inc., the predecessor company.

                             Three months ended          Six months ended
                              January 31, 1994           January 31, 1994
                         (unaudited; in thousands)   (unaudited; in thousands)
                         -------------------------   -------------------------
  Total Revenues                  $193,922                   $304,136
  Total costs and expenses         147,962                    252,699
                                  ---------                  ---------
  Operating income                  45,960                     51,437
  Loss on disposal of assets          (196)                      (410)
  Interest income                      934                      1,693
  Interest expense                 (14,917)                   (29,824)
  Income tax expense               (12,201)                    (8,853)
                                  ---------                  ---------
  Net earnings                     $19,580                    $14,043
                                  =========                  =========


G. On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan"), which authorizes the issuance of options (the "Unit Options") covering up to 750,000 Subordinated Units to certain officers and employees of the General Partner, of which 696,500 options were issued and outstanding at January 31, 1995. The Unit Options granted have an exercise price of $16.80 per unit (which is an estimate of the fair market value of the Subordinated Units at the time of grant), will vest over a three to five year period (depending on the employee), are exercisable beginning after July 31, 1999 and will expire on the tenth anniversary of the date of grant. Upon conversion of 100% of the Subordinated Units held by the General Partner and its affiliates, the Unit Options granted will convert to Common Unit Options.

H. On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner) and (ii) contributed all of the assets of Vision and its subsidiaries to Ferrellgas, L.P. (the
  "Operating Partnership"). As a result of the contribution, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities), including obligations of the General Partner under a $45,000,000 loan agreement under which the General Partner borrowed funds to pay the purchase price for Vision. In consideration of the retention by the General Partner of certain income tax liabilities, the Partnership issued 138,392 Common Units to the General Partner. The Operating Partnership repaid the loan immediately after the transfer of assets with funds borrowed under its Credit Facility. The Operating Partnership received a contribution of $7,300,000 from the General Partner, representing the excess of the value of the assets over the liabilities conveyed and the units issued to the General Partner. This contribution is allocated to each partner based on their relative ownership percentages following the closing of the Partner. The total assets contributed to the Operating Partnership was approximately $57,400,000 and was allocated as follows (i) working capital of $2,347,000 (ii) property, plant and equipment of $47,863,000, and (iii) intangible assets of $7,190,000. The contribution has been accounted for similar to purchase accounting and, accordingly, the results of operations of Vision have been included in the consolidated financial statements from the date of contribution.

  The following pro forma financial information assumes the acquisition of Vision occurred at the beginning of each of the periods presented and also assumes the formation of the Partnership as of August 1, 1993:

                                         Six months ended January 31
                                         ---------------------------
                                            1995             1994
                                         ----------       ----------
                                (unaudited; in thousands except per unit data)

  Total revenues                          $353,865         $345,738
  Net earnings                              30,428           39,765
  Net earnings per unit                       0.98             1.28


I. During the six months ended January 31, 1995, the Partnership made acquisitions and received contributions of businesses totaling $67,293,000. This total consists of $45,000,000 for Vision (Note H), cash paid of $15,693,000 and issuance of Partnership units of $6,600,000.

J. On November 14, 1994, the Partnership filed Amendment No. 1 to Registration Statement on Form S-1 with the Securities and Exchange Commission to register 2,400,000 Common Units representing limited partner interests in the Partnership.
  The registration statement was declared effective November 15, 1994. The Common Units may be issued from time to time by the Partnership in exchange for other businesses, properties or securities in business combination transactions.

K. On November 18, 1994, the Partnership declared an initial cash distribution of $0.65 per unit, payable December 14, 1994. This initial distribution covers the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first full fiscal quarter. The distribution was, accordingly, prorated.

L. On February 17, 1995, the Partnership declared its second-quarter cash distribution of $0.50 per unit, payable March 14, 1995.


               FERRELLGAS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                         (in thousands)

                                             January 31,    July 31,
ASSETS                                          1995          1994
- -------                                      -----------     -------
                                             (unaudited)
Current Assets:
  Cash and cash equivalents                      $30,817      $14,535
  Accounts and notes receivable, net             100,756       50,780
  Inventories                                     50,641       43,562
  Prepaid expenses and other current assets        3,879        2,042
  Receivable from general partner and
    affiliate                                        410            -
                                                ---------    ---------
    Total Current Assets                         186,503      110,919

  Property, plant and equipment, net             355,789      294,765
  Intangible assets, net                          68,444       63,291
  Other assets, net                                8,607        8,218
                                                ---------    ---------
    Total Assets                                $619,343     $477,193
                                                =========    =========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Current Liabilities:
  Accounts payable                               $96,079      $46,368
  Other current liabilities                       37,280       26,590
  Short-term borrowing                                 -        3,000
  Payable to general partner                           -           13
                                                ---------    ---------
    Total Current Liabilities                    133,359       75,971

  Long-term debt                                 327,793      267,062
  Other liabilities                               11,913       11,528

Partners' Capital
  Limited partner                                144,799      121,393
  General partner                                  1,479        1,239
                                                ---------    ---------
    Total Partners' Capital                      146,278      122,632
                                                ---------    ---------
    Total Liabilities and Partners' Capital     $619,343     $477,193
                                                =========    =========

See notes to consolidated financial statements.

                       FERRELLGAS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                               (in thousands)
                                (unaudited)

                          Three Months Ended         Six Months Ended
                        -------------------------   ------------------------
                        January 31,   January 31,   January 31,   January 31,
                           1995          1994          1995           1994
                        -----------   -----------   -----------   -----------
                                      (Pro Forma)                 (Pro Forma)
Revenues:
  Gas liquids and
   related product
   sales                $208,685      $185,835      $320,469      $289,795
  Other                    9,976         8,087        17,605        14,341
                        ---------     ---------     ---------     ---------
    Total revenues       218,661       193,922       338,074       304,136
                        ---------     ---------     ---------     ---------

Costs and expenses:
  Cost of product sold   122,889        95,464       190,300       155,979
  Operating               44,645        41,665        79,696        74,941
  Depreciation and
   amortization            8,265         7,255        15,412        14,778
  General and
   administrative          2,934         2,664         5,248         5,107
  Vehicle leases           1,107         1,039         2,147         2,144
                        ---------     ---------     ---------     ---------
    Total costs and
     expenses            179,840       148,087       292,803       252,949
                        ---------     ---------     ---------     ---------

Operating income          38,821        45,835        45,271        51,187

  Interest expense        (8,217)       (7,173)      (15,315)      (14,403)
  Interest income            345           200           514           350
  Loss on disposal of
   assets                   (109)         (196)         (303)         (410)
                         ---------    ---------     ---------     ---------
Net earnings              $30,840      $38,666       $30,167       $36,724
                         =========    =========     =========     =========

See notes to consolidated financial statements.


                             FERRELLGAS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                        (in thousands)
                                          (unaudited)


                                                                     Total
                                          Limited      General      partners'
                                          partner      partner       capital
                                          -------      -------      ---------
Balance August 1, 1994                   $121,393      $1,239       $122,632

  Contributed capital (note F)              7,226          74          7,300

  Additions to capital in
     connection with acquisitions           6,666          69          6,735

  First quarter distribution              (20,348)       (208)       (20,556)

  Net earnings                             29,862         305         30,167
                                          --------     -------       --------

Balance January 31, 1995                 $144,799      $1,479       $146,278
                                         =========     =======      =========

See notes to consolidated financial statements.

              FERRELLGAS, L.P. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands)
                        (unaudited)


                                                      Six Months
                                                         Ended
                                                      January 31,
                                                         1995
                                                      -----------
Cash Flows From Operating Activities:
 Net earnings                                          $30,167
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                         15,412
  Other                                                  1,514
  Changes in operating assets and liabilities
  net of effects from business acquisitions:

    Accounts and notes receivable                      (43,304)
    Inventories                                            837
    Prepaid expenses and other current assets           (1,492)
    Accounts payable                                    43,287
    Other current liabilities                           (7,665)
    Accrued interest expense                            11,945
    Other liabilities                                       71
                                                       --------
      Net cash provided by operating activities         50,772
                                                       --------

Cash Flows From Investing Activities:
 Business acquisitions                                 (15,693)
 Capital expenditures                                   (9,216)
 Proceeds from asset sales                                 704
 Net additions to other assets                            (655)
                                                       --------
      Net cash used by investing activities            (24,860)
                                                       --------

Cash Flows From Financing Activities:
 Reductions of short-term borrowing                     (3,000)
 Additions to long-term debt                            60,000
 Reductions of long-term debt                          (45,784)
 Distributions                                         (20,556)
 Contributions from partners                               133
 Net advances to general partner and affiliate            (423)
                                                      ---------
      Net cash used by financing activities             (9,630)
                                                      ---------

Increase in cash and cash equivalents                   16,282
Cash and cash equivalents - beginning of period         14,535
                                                      ---------
Cash and cash equivalents - end of period              $30,817
                                                      =========

See notes to consolidated financial statements


[FN]
                FERRELLGAS, L.P. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SIX MONTHS ENDED JANUARY 31, 1995 AND 1994
                           (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1995 and pro forma January 31, 1994, are not necessarily indicative of the results to be expected for a full year.

D. The Operating Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, after taking into consideration the Operating Partnership's insurance coverage and its existing reserves, management is of the opinion that there are no known uninsured claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Operating Partnership.

  In connection with the formation of the Operating Partnership, the General Partner contributed certain assets including customer relationships and customer tanks. The Internal Revenue Service ("IRS") has examined the General Partner's consolidated income tax returns for the years ended July 31, 1987 and 1986, and has proposed certain adjustments which relate to these contributed assets. If the IRS was successful, the amount of amortization and depreciation available to the General Partner could be adversely affected. At this time, it is not possible to determine the ultimate resolution of this matter and the impact, if any, to the consolidated financial statements of the Operating Partnership.

E. The financial information summarized below reflects the operations of Ferrellgas, Inc., the predecessor company.


                             Three months ended          Six months ended
                              January 31, 1994           January 31, 1994
                         (unaudited; in thousands)   (unaudited; in thousands)
                         -------------------------   -------------------------
  Total Revenues                  $193,922                   $304,136
  Total costs and expenses         147,962                    252,699
                                  ---------                  ---------
  Operating income                  45,960                     51,437
  Loss on disposal of assets          (196)                      (410)
  Interest income                      934                      1,693
  Interest expense                 (14,917)                   (29,824)
  Income tax expense               (12,201)                    (8,853)
                                  ---------                  ---------
  Net earnings                     $19,580                    $14,043
                                  =========                  =========


F. On November 1, 1994, the General Partner purchased all of the capital stock of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Immediately following the closing of the purchase of Vision, the General Partner (i) caused Vision and each of its subsidiaries to be merged into the General Partner (except for a trucking subsidiary which dividended substantially all of its assets to the General Partner) and (ii) contributed all of the assets of Vision and its subsidiaries to the Operating Partnership. As a result of the contribution, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Vision and its subsidiaries (excluding income tax liabilities), including obligations of the General Partner under a $45,000,000 loan agreement under which the General Partner borrowed funds to pay the purchase price for Vision.
  In consideration of the retention by the General Partner of certain income tax liabilities, the Partnership issued 138,392 Common Units to the General Partner. The Operating Partnership repaid the loan immediately after the transfer of assets with funds borrowed under its Credit Facility. The Operating Partnership received a contribution of $7,300,000 from the General Partner, representing the excess of the value cost of the assets over the liabilities conveyed and the units issued to the General Partner. This contribution is allocated to each partner based on their relative ownership percentages following the closing of the Vision acquisition. The total assets contributed to the Operating Partnership was approximately $57,400,000 and was allocated as follows (i) working capital of $2,347,000 (ii) property, plant and equipment of $47,863,000, and (iii) intangible assets of $7,190,000. The contribution has been accounted for similar to purchase accounting and, accordingly, the results of operations of Vision have been included in the consolidated financial statements from the date of contribution.

  The following pro forma financial information assumes the acquisition of Vision occurred at the beginning of each of the periods presented and also assumes the formation of the Operating Partnership as of August 1, 1993:


                                         Six months ended January 31
                                         ---------------------------
                                            1995             1994
                                         ----------       ----------
                                (unaudited; in thousands except per unit data)

  Total revenues                          $353,865         $345,738
  Net earnings                              30,428           39,765


G. During the six months ended January 31, 1995, the Operating Partnership made acquisitions and received contributions of businesses totaling $67,293,000. This total consists of $45,000,000 for Vision (Note F), cash paid of $15,693,000 and contribution from the Partnership of $6,600,000 in connection with the issuance of units for businesses.

H. On November 18, 1994, the Operating Partnership declared an initial cash distribution of $20,556,000, payable December 14, 1994.

I. On February 17, 1995, the Operating Partnership declared its second-quarter cash distribution of $15,813,000, payable March
  14, 1995.



              FERRELLGAS FINANCE CORP.
   (a wholly owned subsidiary of Ferrellgas, L.P.)
                  BALANCE SHEET

                                             January 31,      July 31,
                                                1995            1994
                                             -----------      --------
                                             (unaudited)
ASSETS
- -------
  Cash                                          $960           $1,000
                                                ----           ------
    Total Assets                                $960           $1,000
                                                ====           ======


STOCKHOLDER'S EQUITY
- --------------------
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

                        FERRELLGAS FINANCE CORP.
              (a wholly owned subsidiary of Ferrellgas, L.P.)
                        STATEMENT OF OPERATIONS
                               (unaudited)

                                    Three Months   Six Months
                                        Ended         Ended
                                    January 31,    January 31,
                                        1995          1995
                                    -----------    ----------
Revenues                               $  -          $  -

General and administrative expense        -            40
                                       -----        ------

Net loss                               $  -          ($40)
                                       =====        ======


See notes to financial statements.

                 FERRELLGAS FINANCE CORP.
        (a wholly owned subsidiary of Ferrellgas, L.P.)
                 STATEMENT OF CASH FLOWS
                      (unaudited)

                                                      Six Months
                                                         Ended
                                                      January 31,
                                                         1995
                                                      -----------
Cash Flows From Operating Activities:                   -----
      Cash used by operating activities                 ($40)
                                                        -----

Cash Flows From Investing Activities:                   -----
      Cash provided by investing activities                 -
                                                        -----

Cash Flows From Financing Activities:                   -----
      Cash provided by financing activities                 -
                                                        -----
Decrease in Cash                                         (40)
Cash - beginning of period                              1,000
                                                        -----
Cash - end of period                                     $960
                                                        =====

See notes to financial statements.


[FN]
                     FERRELLGAS FINANCE CORP.
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JANUARY 31, 1995
                           (unaudited)

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the historical and pro forma results of operations of the Operating Partnership and liquidity and capital resources of the Partnership. Since the Operating Partnership accounts for all of the consolidated assets, sales and earnings of the Partnership, a separate discussion of the results of operations of the Partnership is not presented.

      Ferrellgas  Finance Corp. has nominal assets and  does  not conduct any operations.  Accordingly, a discussion of the results
of   operations  and  liquidity  and  capital  resources  is  not presented.

Results of Operations (Operating Partnership)

      The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three months and six months ended January 31, 1995, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three  Months  Ended January 31, 1995 vs. Pro Forma  January  31,
1994

       Total Revenues. Total revenues increased 12.8% to $218,661,000 as compared to $193,922,000 for the prior period. The increase is attributable to acquisitions of propane businesses during the three months ended January 31, 1995, and to revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) increasing 109.9% to $47,528,000. These increases were offset by a decrease in revenues from existing retail operations due to warmer temperatures as compared to normal and to the prior period that have affected the majority of the Operating Partnership's areas of operation. To date, fiscal 1995 winter temperatures, as reported by the American Gas Association, are 12.3% warmer than normal and 15.4% warmer than the same period last year.

      The increase in revenues from other operations is primarily due to an increase in chemical feedstocks marketing due to an increase in sales volume and selling price. Both volume and price increased as a result of increased availability of product from refineries and increased demand from petrochemical companies.

     Gross Profit.  Gross profit decreased 2.7% to $95,772,000 as
compared with $98,458,000             for the prior period.   The
decrease is primarily attributable to a decrease in retail operations gross profit. Retail operations results declined due to a decrease in gallons sold to 208,361,000 gallons as compared to 213,185,000 for the prior period along with a decrease in retail margins. The decrease in gallons and margins is attributable to unfavorable weather as previously noted. Other operations gross profit increased slightly.

      Operating Expenses. Operating expenses increased 7.2% to $44,645,000 as compared to $41,665,000 for the prior period. The increase is primarily attributable to acquisitions of propane businesses as well as general increases in various components of operating expenses. Vehicle expenses increased due to increased emphasis on completing planned preventive maintenance and repairs as compared to the prior period. The increase in operating expenses was offset by a reduction in incentive compensation accruals as compared to the prior period.

        Depreciation and Amortization. Depreciation and amortization expense increased 13.9% to $8,265,000 as compared to $7,255,000 for the prior period due primarily to acquisitions of propane businesses.

        Net  Earnings.   Net earnings decreased to  $30,840,000  as
compared to $38,666,000 for the prior period primarily due to the decrease in gross profit and increases in operating expenses, depreciation and amortization, general and administrative and vehicle lease expenses.

Six Months Ended January 31, 1995 vs. Pro Forma January 31, 1994

       Total Revenues. Total revenues increased 11.2% to $338,074,000 as compared to $304,136,000 for the prior period. The increase is attributable to acquisitions of propane businesses during the three months ended January 31, 1995, and to revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) increasing 84.0% to $74,021,000. These increases were offset by a decrease in revenues from existing retail operations due to warmer temperatures as compared to normal and to the prior period that have affected the majority of the Operating Partnership's areas of operation. To date, fiscal 1995 winter temperatures, as reported by the American Gas Association, are 12.3% warmer than normal and 15.4% warmer than the same period last year. Total retail operations revenues increased slightly when including acquisitions.

      The increase in revenues from other operations is primarily due to an increase in chemical feedstocks marketing due to an increase in sales volume and selling price. Both volume and price increased as a result of increased availability of product from refineries and increased demand from petrochemical companies.

      Gross  Profit.  Gross profit decreased 0.3% to $147,774,000 as  compared with $148,157,000 for the prior  period.  The  decrease is attributable to a slight decrease in retail operations gross profit offset by an increase in other operations gross profit.
Retail operations results decreased due to a decrease in gallons sold to 330,670,000 gallons as compared to 333,261,000 for the prior period along with a slight decrease in retail margins. The decrease
in  gallons  and  margins   is attributable to unfavorable weather
as previously noted.   Retail operations gross profit was favorably
impacted by the acquisition of propane businesses. Other operations gross profit increased primarily due to stronger margins and increased sales volume due to an active market for trading operations and an increase in sales volumes for chemical feedstocks operations as previously discussed.

      Operating Expenses. Operating expenses increased 6.3% to $79,696,000 as compared to $74,941,000 for the prior period. The increase is primarily attributable to acquisitions of propane businesses as well as general increases in various components of operating expenses. Vehicle expenses increased due to increased emphasis on completing planned preventive maintenance and repairs as compared to the prior period. The increase in operating expenses was offset by a reduction in incentive compensation accruals as compared to the prior period.

        Depreciation and Amortization. Depreciation and amortization expense increased 4.3% to $15,412,000 as compared to $14,778,000 for the prior period due primarily to acquisitions of propane businesses.

      Net Earnings. Net earnings decreased to $30,167,000 as compared to $36,724,000 for the prior period primarily due to the decrease in gross profit and increases in operating expenses, depreciation and amortization, general and administrative and vehicle lease expenses.

Liquidity and Capital Resources (The Partnership)

      Cash Flows From Operating Activities. Cash provided by operating activities was $50,467,000 for the six months ended January 31, 1995. This cash was provided by earnings from operating activities and an increase in accounts payable and other current liabilities offset by an increase in accounts receivable.

      Cash Flows From Investing Activities. On November 1, 1994, the General Partner completed the acquisition of Vision Energy Resources, Inc. ("Vision") for a cash purchase price of $45 million. Following the closing of the acquisition, the General Partner transferred the net assets (excluding income tax liabilities) of Vision to the Operating Partnership. During the three months ended January 31, 1995, the Partnership also completed the acquisition of other propane businesses that were not individually significant.

       During the six months ended January 31, 1995, the Partnership made business acquisitions totaling $60,693,000 and made other growth and maintenance capital expenditures of $9,216,000. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for financing transportation equipment. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

     Cash Flows From Financing Activities. On November 14, 1994, the Partnership filed Amendment No. 1 to Form S-1 Registration Statement with the Securities and Exchange Commission to register 2,400,000 Common Units representing limited partner interests in the Partnership. The registration statement was declared effective November 15, 1994. The Common Units may be issued from time to time by the Partnership in exchange for other businesses, properties or securities in business combination transactions. During the six months ended January 31, 1995, the Partnership issued 298,942 Common Units in connection with the acquisition of propane businesses.

      On November 18, 1994, the Partnership declared an initial cash distribution of $0.65 per unit, payable December 14, 1994.
This initial distribution covers the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first full fiscal quarter.

      On February 17, 1995, the Partnership declared its second-quarter cash distribution of $0.50 per unit, payable March 14, 1995.

       During  the  six  months  ended  January  31,  1995,   the
Partnership borrowed $60,000,000 from its Credit Facility. These borrowings, along with cash provided by operations, were used to
fund   acquisitions  of  propane  businesses, repayment of debt and make other capital expenditures.

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


                    PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         27 Financial Data Schedule (filed in electronic format only)

     (b)  Reports on Form 8-K.

      The registrants filed the following reports on Form 8-K during the quarter ended January 31, 1995:

      (a)   Form  8-K/A dated November 10, 1994, reporting  under
Item 7 the consolidated financial statements of Vision Energy Resources, Inc. and unaudited pro forma consolidated financial statements of Ferrellgas Partners, L.P. and Vision Energy Resources, Inc.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                      FERRELLGAS, L.P.

                                 By:  Ferrellgas, Inc. (General Partner)



Date:  March 15, 1995                   /s/     Danley K. Sheldon
                                   By:  Danley K. Sheldon
                                        Senior Vice President/
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)



                                        FERRELLGAS FINANCE CORP.

Date:  March 15, 1995                   /s/     Danley K. Sheldon
                                   By:  Danley K. Sheldon
                                        Senior Vice President/
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)