Form 10-Q
period 1996-01-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1996-03-13
CIK 922359, 922360

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended January 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________




Commission file numbers:         33-53379
                                 33-53379-01


                                FERRELLGAS, L.P..
                            FERRELLGAS FINANCE CORP.

           (Exact name of registrants as specified in their charters)

     Delaware                                            43-1698481
     Delaware                                            43-1677595
    --------------------------------       -----------------------------
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

-------------------------------------------------------------------------------

                            FERRELLGAS PARTNERS, L.P.
                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                                Table of Contents
                                                                          Page
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

        Consolidated Balance Sheets - January 31, 1996 and July 31, 1995     1

        Consolidated Statements of Earnings -
           Three months and six months ended January 31, 1996 and 1995       2

        Consolidated Statements of Partners' Capital -
           Six months ended January 31, 1996                                 3

        Consolidated Statements of Cash Flows -
           Six months ended January 31, 1996 and 1995                        4

        Notes to Consolidated Financial Statements                           5

        FERRELLGAS, L.P. AND SUBSIDIARIES

        Consolidated Balance Sheets - January 31, 1996 and July 31, 1995     7

        Consolidated Statements of Earnings -                                8
           Three months and six months ended January 31, 1996 and 1995

        Consolidated Statements of Partners' Capital -
           Six months ended January 31, 1996                                 9

        Consolidated Statements of Cash Flows -
          Six months ended January 31, 1996 and 1995                        10

        Notes to Consolidated Financial Statements                          11

        FERRELLGAS FINANCE CORP.

        Balance Sheets - January 31, 1996 and July 31, 1995                 12

        Statements of Earnings -
        Three months and six months ended January 31, 1996 and 1995         12

        Statements of Stockholder's Equity - Six months ended
        January 31, 1996                                                    13

        Statements of Cash Flows - Six months ended January 31, 1996
        and 1995                                                            13

        Note to Financial Statements                                        13

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                 14

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   17

ITEM 2. CHANGES IN SECURITIES                                               17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17

ITEM 5. OTHER INFORMATION                                                   17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    17

        SIGNATURES                                                          18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                                January 31,          July 31,
ASSETS                                                                              1996               1995
---------------------------------------------------------------------------   -----------------  -----------------
                                                                                (unaudited)
Current Assets:
  Cash and cash equivalents                                                        $  22,253            $ 29,877
  Accounts and notes receivable                                                      135,462              58,239
  Inventories                                                                         37,587              44,090
  Prepaid expenses and other current assets                                            6,593               5,884
                                                                              -----------------  -----------------
    Total Current Assets                                                             201,895             138,090

Property, plant and equipment, net                                                   339,217             345,642
Intangible assets, net                                                                86,817              86,886
Other assets, net                                                                      7,731               7,978
                                                                              -----------------  -----------------
    Total Assets                                                                    $635,660            $578,596
                                                                              =================  =================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                                  $ 93,991            $ 57,729
  Other current liabilities                                                           37,107              31,433
  Short-term borrowings                                                               19,000              20,000
                                                                              -----------------  -----------------
    Total Current Liabilities                                                        150,098             109,162

Long-term debt                                                                       347,186             338,188
Other liabilities                                                                     12,438              11,398
Minority interest                                                                      1,274               1,211

Partners' Capital:
  Common unitholders, (14,540,810 and 14,398,942
    units outstanding in January 1996 and July 1995, respectively)                    89,032              84,489
  Subordinated unitholders (16,593,721 units outstanding
    in both January 1996 and July 1995)                                               93,248              91,824
  General partner                                                                    (57,616)            (57,676)
                                                                              -----------------  -----------------
    Total Partners' Capital                                                          124,664             118,637
                                                                              -----------------  -----------------
    Total Liabilities and Partners' Capital                                         $635,660            $578,596
                                                                              =================  =================

                 See notes to consolidated financial statements.


                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)

                                                                 Three months ended                    Six months ended
                                                          -----------------------------------  -----------------------------------
                                                           January 31,        January 31,       January 31,        January 31,
                                                               1996               1995              1996               1995
                                                          -----------------  ----------------- -----------------  -----------------
Revenues:
  Gas liquids and related product sales                         $226,676           $208,685           $341,205           $320,469
  Other                                                           11,705              9,976             21,764             17,605
                                                          -----------------  -----------------  -----------------  -----------------
    Total revenues                                               238,381            218,661            362,969            338,074

Cost of product sold (exclusive of
  depreciation, shown separately below)                          126,472            122,889            195,581            190,300
                                                          -----------------  -----------------  -----------------  -----------------

Gross profit                                                     111,909             95,772            167,388            147,774

Operating expense                                                 47,750             44,646             88,620             79,697
Depreciation and amortization expense                              8,810              8,265             17,136             15,412
General and administrative expense                                 3,119              2,934              6,554              5,248
Vehicle lease expense                                              1,117              1,107              2,203              2,147
                                                          -----------------  -----------------  -----------------  -----------------

Operating income                                                  51,113             38,820             52,875             45,270

Interest expense                                                  (9,196)           (8,217)            (18,208)           (15,315)
Interest income                                                      369               345                 625                514
Loss on disposal of assets                                          (386)             (109)               (770)              (303)
                                                          -----------------  -----------------  -----------------  -----------------
Earnings  before minority interest                                41,900             30,839             34,522             30,166

Minority interest                                                    424                312                349                305
                                                          -----------------  -----------------  -----------------  -----------------

Net earnings                                                      41,476             30,527             34,173             29,861

General partner's interest in net earnings                           415                305                342                299
                                                          -----------------  -----------------  -----------------  -----------------
Limited partners' interest in net earnings                      $ 41,061           $ 30,222           $ 33,831           $ 29,562
                                                          =================  =================  =================  =================

Net earnings per limited partner unit                           $   1.32         $     0.98           $   1.09           $   0.96
                                                          =================  =================  =================  =================

Weighted average number of units outstanding                      31,135             30,956             31,085             30,824
                                                          =================  =================  =================  =================












                 See notes to consolidated financial statements.


                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                              ------------------------------
                                     Number of units
                              ------------------------------
                                                                                                                       Total
                                                  Sub-                              Sub-             General         partners'
                                Common         ordinated         Common           ordinated          partner          capital
                              ------------   --------------- ---------------   ----------------   --------------   --------------

July 31, 1995                  14,398.9          16,593.7         $84,489            $91,824        $ (57,676)        $118,637


  Common units issued
     in connection with
     acquisitions                 141.9                             3,200                                  32            3,232

  Quarterly distributions                                         (14,470)           (16,594)            (314)         (31,378)

  Net earnings                                                     15,813             18,018              342           34,173
                              ------------   --------------- ---------------   ----------------   --------------   --------------

January 31, 1996               14,540.8          16,593.7         $89,032            $93,248         $(57,616)        $124,664
                              ============   =============== ===============   ================   ==============   ==============






























                 See notes to consolidated financial statements.

                                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
                                                  (unaudited)

                                                                                         Six months ended
                                                                                ------------------------------------
                                                                                  January 31,        January 31,
                                                                                     1996               1995
                                                                                ----------------   ----------------

Cash Flows From Operating Activities:
 Net earnings                                                                         $34,173            $29,861
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                                                        17,136             15,412
  Other                                                                                 2,475              1,514
  Changes in  operating  assets and  liabilities  net of effects  from  business acquisitions:
    Accounts and notes receivable                                                     (77,355)           (43,304)
    Inventories                                                                         6,631                837
    Prepaid expenses and other current assets                                            (744)            (1,492)
    Accounts payable                                                                   36,986             43,287
    Other current liabilities                                                           5,082              4,281
    Other liabilities                                                                   1,041                 71
                                                                                ----------------   ----------------
      Net cash provided by operating activities                                        25,425             50,467
                                                                                ----------------   ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                                                 (3,079)           (15,693)
 Capital expenditures                                                                  (7,218)            (9,216)
 Other                                                                                  1,288                 49
                                                                                ----------------   ----------------
      Net cash used by investing activities                                            (9,009)           (24,860)
                                                                                ----------------   ----------------

Cash Flows From Financing Activities:
 Net reductions to short-term borrowings                                               (1,000)            (3,000)
 Additions to long-term debt                                                            7,752             60,000
 Reductions of long-term debt                                                            (354)           (45,784)
 Distributions                                                                        (31,378)           (20,348)
 Other                                                                                    940               (193)
                                                                                ----------------   ----------------
      Net cash used by financing activities                                           (24,040)            (9,325)
                                                                                ----------------   ----------------

(Decrease) Increase in cash and cash equivalents                                       (7,624)            16,282
Cash and cash equivalents - beginning of period                                        29,877             14,535
                                                                                ================   ================
Cash and cash equivalents - end of period                                             $22,253            $30,817
                                                                                ================   ================

Cash paid for interest                                                                $16,996            $ 2,571
                                                                                ================   ================






                 See notes to consolidated financial statements.

                    FERRELLGAS PARTNERS, L.P. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   Unaudited


A. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

B. The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended January 31, 1996 and January 31, 1995 are not necessarily indicative of the results to be expected for a full year.

C.   Supplemental balance sheet information (in thousands)

    Inventories consist of:
                                                                                   January 31,         July 31,
                                                                                      1996               1995
                                                                                 ----------------  -----------------
      Liquefied propane gas and related products                                         $30,865            $37,550
      Appliances, parts and supplies                                                       6,722              6,540
                                                                                 ----------------  -----------------
                                                                                         $37,587            $44,090
                                                                                 ================  =================

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net consist of:
                                                                                  January 31,          July 31,
                                                                                      1996               1995
                                                                                -----------------  -----------------
      Property, plant and equipment                                                     $523,721           $521,110
      Less:  accumulated depreciation                                                    184,504            175,468
                                                                                ----------------  -----------------
                                                                                        $339,217           $345,642
                                                                                =================  =================

     Intangibles, net  consist of:
                                                                                  January 31,          July 31,
                                                                                      1996               1995
                                                                                -----------------  -----------------
      Intangibles                                                                       $173,565           $168,881
      Less:  accumulated amortization                                                     86,748             81,995
                                                                                -----------------  -----------------
                                                                                       $  86,817          $  86,886
                                                                                =================  =================

D. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or liquidity of the Partnership.


E.   Summary of distributions to Unitholders

                                                                                                  Cash
                                                                                              Distribution
       Quarter Ending       Declaration Date          Record Date            Paid Date          Per Unit
       --------------       ----------------          -----------            ---------          --------
          10/31/94              11/18/94               11/30/94              12/14/94             $0.65       (a)
          01/31/95              02/17/95               02/28/95              03/14/95             $0.50
          04/30/95              05/19/95               05/31/95              06/12/95             $0.50
          07/31/95              08/16/95               08/31/95              09/13/95             $0.50
          10/31/95              11/17/95               11/30/95              12/14/95             $0.50

     (a) This initial cash distribution covered the period from July 5, 1994, when the Partnership began operations, to October 31, 1994, the end of the first full fiscal quarter. Accordingly, the distribution was prorated.



                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                     January 31,      July 31,
         ASSETS                                                                          1996           1995
         ------------------------------------------------------------------------   --------------- -------------
                                                                                       (unaudited)
         Current Assets:
           Cash and cash equivalents                                                     $  22,253      $ 29,877
           Accounts and notes receivable                                                   135,462        58,239
           Inventories                                                                      37,587        44,090
           Prepaid expenses and other current assets                                         6,593         5,884
                                                                                    --------------- -------------
             Total Current Assets                                                          201,895       138,090

         Property, plant and equipment, net                                                339,217       345,642
         Intangible assets, net                                                             86,817        86,886
         Other assets, net                                                                   7,731         7,978
                                                                                    --------------- -------------
             Total Assets                                                                 $635,660      $578,596
                                                                                    =============== =============



         LIABILITIES AND PARTNERS' CAPITAL
         ------------------------------------------------------------------------
         Current Liabilities:
           Accounts payable                                                              $  93,991      $ 57,729
           Other current liabilities                                                        37,106        31,432
           Short-term borrowings                                                            19,000        20,000
                                                                                    --------------- -------------
             Total Current Liabilities                                                     150,097       109,161

         Long-term debt                                                                    347,186       338,188
         Other liabilities                                                                  12,438        11,398

         Partners' Capital:
           Limited partner                                                                 124,665       118,638
           General partner                                                                   1,274         1,211
                                                                                    --------------- -------------
             Total Partners' Capital                                                       125,939       119,849
                                                                                    --------------- -------------
             Total Liabilities and Partners' Capital                                      $635,660      $578,596
                                                                                    =============== =============









                 See notes to consolidated financial statements.



                                            FERRELLGAS, L.P. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (in thousands)
                                                       (unaudited)

                                                               Three months ended                     Six months ended
                                                       --------------------------------------  ---------------------------------
                                                        January 31,         January 31,         January 31,      January 31,
                                                           1996                 1995               1996              1995
                                                       ----------------   -------------------  ----------------  ---------------
Revenues:
  Gas liquids and related product sales                     $226,676              $208,685         $341,205          $320,469
  Other                                                       11,705                 9,976           21,764            17,605
                                                       ----------------   -------------------  ---------------   ---------------
    Total revenues                                           238,381               218,661          362,969           338,074

Cost of product sold (exclusive of
  depreciation, shown separately below)                      126,472               122,889          195,581           190,300
                                                       ----------------   -------------------  ---------------   ---------------

Gross profit                                                 111,909                95,772          167,388           147,774

Operating expense                                             47,750                44,645           88,620            79,696
Depreciation and amortization expense                          8,810                 8,265           17,136            15,412
General and administrative expense                             3,119                 2,934            6,554             5,248
Vehicle lease expense                                          1,117                 1,107            2,203             2,147
                                                       ----------------   -------------------  ---------------   ---------------

Operating income                                              51,113                38,821           52,875            45,271

Interest expense                                              (9,196)               (8,217)         (18,208)          (15,315)
Interest income                                                  369                   345              625               514
Loss on disposal of assets                                      (386)                 (109)            (770)             (303)
                                                       ----------------   -------------------  ---------------   ---------------

Net earnings                                                $ 41,900              $ 30,840         $ 34,522          $ 30,167
                                                       ================   ===================  ===============   ===============






















                 See notes to consolidated financial statements.


                        FERRELLGAS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                                                      Limited            General        Total partners'
                                                                      partner            partner            capital
                                                                  -----------------  -----------------  -----------------
       July 31, 1995                                                    $118,638             $1,211           $119,849

       Additions to capital in connection
        with acquisitions                                                  3,232                 34              3,266

       Quarterly distributions                                           (31,378)              (320)           (31,698)

       Net earnings                                                       34,173                349             34,522
                                                                  -----------------  -----------------  -----------------

       January 31, 1996                                                 $124,665             $1,274           $125,939
                                                                  =================  =================  =================































                 See notes to consolidated financial statements.



                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Six months ended
                                                                                 ------------------------------------
                                                                                   January 31,        January 31,
                                                                                       1996               1995
                                                                                 -----------------  -----------------

Cash Flows From Operating Activities:
 Net earnings                                                                            $34,522            $30,167
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                                                           17,136             15,412
  Other                                                                                    2,126              1,514
  Changes in  operating  assets and  liabilities  net of effects  from  business acquisitions:
    Accounts and notes receivable                                                        (77,355)           (43,304)
    Inventories                                                                            6,631                837
    Prepaid expenses and other current assets                                               (744)            (1,492)
    Accounts payable                                                                      36,986             43,287
    Other current liabilities                                                              5,082              4,280
    Other                                                                                  1,041                 71
                                                                                 -----------------  -----------------
      Net cash provided by operating activities                                           25,425             50,772
                                                                                 -----------------  -----------------

Cash Flows From Investing Activities:
 Business acquisitions                                                                    (3,079)           (15,693)
 Capital expenditures                                                                     (7,218)            (9,216)
 Other                                                                                     1,288                 49
                                                                                 -----------------  -----------------
      Net cash used by investing activities                                               (9,009)           (24,860)
                                                                                 -----------------  -----------------

Cash Flows From Financing Activities:
 Net reductions to short-term borrowings                                                  (1,000)            (3,000)
 Additions to long-term debt                                                               7,752             60,000
 Reductions of long-term debt                                                               (354)           (45,784)
 Distributions                                                                           (31,698)           (20,556)
 Other                                                                                     1,260               (290)
                                                                                 -----------------  -----------------
      Net cash used by financing activities                                              (24,040)            (9,630)
                                                                                 -----------------  -----------------

(Decrease) Increase in cash and cash equivalents                                          (7,624)            16,282
Cash and cash equivalents - beginning of period                                           29,877             14,535
                                                                                 =================  =================
Cash and cash equivalents - end of period                                                $22,253            $30,817
                                                                                 =================  =================

Cash paid for interest                                                                   $16,996           $  2,571
                                                                                 =================  =================





                 See notes to consolidated financial statements.

                                           FERRELLGAS, L.P. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     JANUARY 31, 1996
                                                        (unaudited)


A. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

B. The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended January 31, 1996 and January 31, 1995 are not necessarily indicative of the results to be expected for a full year.

C.   Supplementary balance sheet information (in thousands)

     Inventories consist of:
                                                                                  January 31,          July 31,
                                                                                      1996               1995
                                                                               -----------------  -----------------
       Liquefied propane gas and related products                                      $30,865            $37,550
       Appliances, parts and supplies                                                    6,722              6,540
                                                                               -----------------  -----------------
                                                                                       $37,587            $44,090
                                                                               =================  =================

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net consist of:
                                                                                 January 31,          July 31,
                                                                                    1996                1995
                                                                              ------------------  -----------------
      Property, plant and equipment                                                  $523,721            $521,110
      Less:  accumulated depreciation                                                 184,504             175,468
                                                                              -----------------  -----------------
                                                                                     $339,217            $345,642
                                                                              ==================  =================

     Intangibles, net consist of:
                                                                                 January 31,          July 31,
                                                                                    1996                1995
                                                                              ------------------  -----------------
      Intangibles                                                                    $173,565            $168,881
      Less:  accumulated amortization                                                  86,748              81,995
                                                                              ------------------  -----------------
                                                                                    $  86,817           $  86,886
                                                                              ==================  =================

D. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or liquidity of the Partnership.


                            FERRELLGAS FINANCE CORP.
                 (A wholly owned subsidiary of Ferrellgas, L.P.)

                                 BALANCE SHEETS


                                                                                      January 31,         July 31,
       ASSETS                                                                            1996               1995
       ----------------------------------------------------------------             ----------------   ----------------
                                                                                      (unaudited)

       Cash                                                                                  $1,000               $697
                                                                                    ----------------   ----------------
       Total Assets                                                                          $1,000               $697
                                                                                    ================   ================


       LIABILITIES AND STOCKHOLDER'S EQUITY
       ----------------------------------------------------------------
       Payable to affiliate                                                              $        -               $153

       Common stock, $1.00 par value; 2,000 shares
       authorized; 1,000 shares issued and outstanding                                        1,000              1,000

       Additional paid in capital                                                               545                  -

       Accumulated deficit                                                                     (545)              (456)
                                                                                    ----------------   ----------------
       Total Stockholder's Equity                                                             1,000                544
                                                                                    ----------------   ----------------
       Total Liabilities and Stockholder's Equity                                            $1,000               $697
                                                                                    ================   ================



-----------------------------------------------------------------------------------------------------------------------




                                                  STATEMENTS OF EARNINGS
                                                        (unaudited)

                                                             Three Months Ended                      Six Months Ended
                                                     -----------------------------------    -----------------------------------
                                                        January 31,       January 31,          January 31,       January 31,
                                                           1996               1995              1996                1995
                                                      ----------------  -----------------  -----------------  -----------------

     General and administrative expense                    $        -        $        -               $ 89               $ 40
                                                      ----------------  -----------------  -----------------  -----------------

     Net earnings (loss)                                   $        -        $        -               $(89)              $(40)
                                                      ================  =================  =================  =================




                        See note to financial statements.


                                                  FERRELLGAS FINANCE CORP.
                                       (a wholly owned subsidiary of Ferrellgas, L.P.)

                                             STATEMENTS OF STOCKHOLDER'S EQUITY


                                      Common Stock
                           ------------------------------------
                                                                  Additional                             Total
                                                                   paid in          Accumulated     stockholder's
                             Shares             Dollars            capital           deficit            equity
                           -----------------  -----------------  -----------------  ---------------  -----------------

July 31, 1995                        1,000             $1,000             $    -          $(456)             $  544

  Capital contribution                                                       545                  -             545

  Net earnings (loss)                                                          -            (89)                (89)
                           -----------------  -----------------  -----------------  ---------------  -----------------

January 31, 1996                     1,000             $1,000               $545          $(545)             $1,000
                           =================  =================  =================  ===============  =================
-----------------------------------------------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                       Six Months Ended
                                                                               ---------------------------------
                                                                                 January 31,         January 31,
                                                                                     1996               1995
                                                                               -----------------  ------------------
 Cash Flows From Operating Activities:
  Net earnings (loss)                                                                   $  (89)            $  (40)
                                                                               -----------------  ------------------
 Cash used by operating activities                                                         (89)               (40)
                                                                               -----------------  ------------------

 Cash Flows From Financing Activities:
  Capital contribution                                                                     545                  -
  Net payment to affiliate                                                                (153)                 -
                                                                               -----------------  ------------------
 Cash provided by financing activities                                                     392                  -
                                                                               -----------------  ------------------

 Increase (decrease) in cash                                                               303                (40)
 Cash - beginning of period                                                                697              1,000
                                                                               -----------------  -----------------
Cash - end of period                                                                   $1,000               $960
                                                                               =================  ==================


                        See note to financial statements.

--------------------------------------------------------------------------------------------------------------------

                                               NOTE TO FINANCIAL STATEMENTS
                                                     JANUARY 31, 1996
                                                        (unaudited)

The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

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

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and six months ended January 31, 1996 and 1995, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three Months Ended January 31, 1996 vs. January 31, 1995

     Total Revenues. Total revenues increased 9.0% to $238,381,000 as compared to $218,661,000 for the prior period. The increase is principally due to the impact of colder weather on retail propane operations partially offset by declines in chemical feedstocks activity. For the quarter ended January 31, 1996, winter temperatures, as reported by the American Gas Association, were 17.5% colder than the same period last year and 2.6% colder than normal. Weak petrochemical demand as compared to the prior period contributed to the $19,229,000 decline in chemical feedstocks revenues.

     Gross Profit. Gross profit increased 16.8% to $111,909,000 as compared to $95,772,000 for the prior period primarily due to favorable retail performance. Retail propane operations results improved due to a 16.7% increase in gallons sold to 243,070,000 gallons as compared to 208,361,000 for the prior period. These favorable results are attributable to the colder weather, partially offset by aggressive pricing strategies by competitors, higher cost of product and warm weather in the western third of the country.

     Operating Expenses. Operating expenses increased 7.0% to $47,750,000 as compared to $44,645,000 for the prior period. The increase is attributable to principally incremental costs of acquisition and higher retail volumes.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 6.6% to $8,810,000 as compared to $8,265,000 for the prior period primarily due to acquisitions of propane businesses.

     Interest Expense. Interest expense increased 11.9% to $9,196,000 as compared to $8,217,000 in the prior period. This increase is primarily the result of the increase in the net borrowings from the Partnership's revolving credit loans, partially offset by lower interest rates.

Six months ended January 31, 1996 vs. January 31, 1995

     Total Revenues. Total revenues increased 7.4% to $362,969,000 as compared to $338,074,000 for the prior period. The increase is primarily attributable to the impact of colder weather on retail operations in the second quarter and acquisitions of propane businesses, partially offset by declines in chemical feedstocks activity and warmer weather in the first quarter. To date, fiscal 1996 winter temperatures, as reported by the American Gas Association, are 16.9% colder than the same period last year and 2.0% colder than normal. The $26,552,000 decrease in chemical feedstocks marketing revenues is due to a decrease in sales volume and selling price. Both volume and price decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies.

     Gross Profit. Gross profit increased 13.3% to $167,388,000 as compared with $147,774,000 for the prior period. The increase is primarily attributable to an increase in retail operations gross profit partially offset by a decrease in trading gross profit. Retail operations results increased due to a increase in gallons sold to 374,439,000 gallons as compared to 330,670,000 for the prior period, partially offset by a decrease in retail margins. The increase in gallons is primarily attributable to favorable weather and acquisition related growth, while margins have been reduced by greater price competition by independent operators and some major marketers. Other operations gross profit decreased primarily due to relatively weaker margins.

     Operating Expenses. Operating expenses increased 11.2% to $88,620,000 as compared to $79,696,000 for the prior period. The increase is primarily attributable to acquisitions of propane businesses as well as general increases in various components of operating expenses due to increased retail activity.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 11.2% to $17,136,000 as compared to $15,412,000 for the prior period due primarily to acquisitions of propane businesses.

     Interest Expense. Interest expense increased 18.9% to $18,208,000 as compared to $15,315,000 in the prior period. This increase is primarily the result of the increase in the net borrowings from the Partnership's revolving credit loans, partially offset by decreasing interest rates.


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

     The Partnership declared and paid its first quarter cash distribution of $0.50 per unit on November 17, 1995 and December 14, 1995, respectively. On February 20, 1996, the Partnership declared its second quarter cash distribution of $0.50 per unit, payable March 14, 1996.

     Cash Flows From Operating Activities. Cash provided by operating activities was $25,425,000 for the six months ended January 31, 1996. This decrease of $25,347,000 as compared to the six months ended January 31, 1995 is primarily due to the increase in accounts receivable due to the timing of increased deliveries of product at the end of the second quarter and the increase in accounts receivable from trading activity.

     Cash Flows From Investing Activities. During the six months ended January 31, 1996, the Operating Partnership made aggregate growth and maintenance capital expenditures of $7,218,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Operating Partnership's principal physical assets, are generally long. The Operating Partnership maintains its vehicle and transportation equipment fleet by leasing light- and medium-duty trucks and trailers. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations.

     During the six months ended January 31, 1996, the Operating Partnership made total acquisition capital expenditures of $7,100,000 (including working capital acquired of $494,000). This amount was funded by $3,079,000 cash,
$3,200,000 issuance of MLP equity units, and $821,000 other costs and consideration. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests.

     Cash Flows From Financing Activities. During the six months ended January 31, 1996, the Operating Partnership borrowed $6,752,000 from its Credit Facility to fund business acquisitions, capital expenditures and seasonal working capital needs.

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

ITEM 5.    OTHER INFORMATION.
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          27   Financial Data Schedule (filed in electronic format only)


          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended January 31, 1996.

                                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                         FERRELLGAS, L.P.

                                         By Ferrellgas, Inc. (General Partner)


Date: March 12, 1996                     By     /s/ Danley K. Sheldon
                                         ----------------------------
                                         Danley K. Sheldon
                                         Senior Vice President and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)



                                         FERRELLGAS FINANCE CORP.



Date: March 12, 1996                     By     /s/ Danley  K. Sheldon
                                         -----------------------------
                                         Danley K. Sheldon
                                         Senior Vice President and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)