Form 10-Q
period 1996-04-30
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1996-06-12
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 1996

                                       or

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

Yes    [X]    No    [   ]

At May 15, 1996, Ferrellgas Finance Corp. had 1,000 shares of $1.00 par value common stock outstanding.

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION


                                                                          Page
ITEM 1.        FINANCIAL STATEMENTS

FERRELLGAS, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets - April 30, 1996 and July 31, 1995             1

Consolidated Statements of Earnings -                                      2
  Three months and nine months ended April 30, 1996 and 1995

Consolidated Statements of Partners' Capital -                             3
  Nine months ended April 30, 1996

Consolidated Statements of Cash Flows -                                    4
  Nine months ended April 30, 1996 and 1995

Notes to Consolidated Financial Statements                                 5

FERRELLGAS FINANCE CORP.

Balance Sheets - April 30, 1996 and July 31, 1995                          7

Statements of Earnings -                                                   7
  Three months and nine months ended April 30, 1996 and 1995

Statements of Stockholder's Equity - Nine months ended April 30, 1996      8

Statements of Cash Flows - Nine months ended April 30, 1996 and 1995       8

Note to Financial Statements                                               8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                  9

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                           13

ITEM 2.        CHANGES IN SECURITIES                                       13

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                             13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

ITEM 5.        OTHER INFORMATION                                           13

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                            13

               SIGNATURES                                                  14

               PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                      April 30,       July 31,
         ASSETS                                                                          1996           1995
         ------------------------------------------------------------------------   --------------- -------------
                                                                                       (unaudited)
         Current Assets:
           Cash and cash equivalents                                                      $ 87,809      $ 29,877
           Accounts and notes receivable                                                    80,639        58,239
           Inventories                                                                      24,316        44,090
           Prepaid expenses and other current assets                                         5,619         5,884
                                                                                    --------------- -------------
             Total Current Assets                                                          198,383       138,090

         Property, plant and equipment, net                                                342,593       345,642
         Intangible assets, net                                                             98,697        86,886
         Other assets, net                                                                   7,456         7,978
                                                                                    --------------- -------------
             Total Assets                                                                 $647,129      $578,596
                                                                                    =============== =============



         LIABILITIES AND PARTNERS' CAPITAL
         ------------------------------------------------------------------------
         Current Liabilities:
           Accounts payable                                                               $ 44,912      $ 57,729
           Other current liabilities                                                        30,278        31,432
           Short-term borrowings                                                                 0        20,000
                                                                                    --------------- -------------
             Total Current Liabilities                                                      75,190       109,161

         Long-term debt                                                                    272,307       338,188
         Other liabilities                                                                  12,288        11,398

         Contingencies and commitments

         Partners' Capital:
           Limited partner                                                                 284,442       118,638
           General partner                                                                   2,902         1,211
                                                                                    --------------- -------------
             Total Partners' Capital                                                       287,344       119,849
                                                                                    --------------- -------------
             Total Liabilities and Partners' Capital                                      $647,129      $578,596
                                                                                    =============== =============






                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                        Three months ended                 Nine months ended
- --------------------------------------------------  ------------------------------   --------------------------------
                                                     April 30,        April 30,       April 30,     April 30,
                                                       1996              1995           1996           1995
                                                    --------------    -------------  -------------- -------------
Revenues:
  Gas liquids and related product sales                $181,241         $162,821       $522,446       $483,290
  Other                                                   9,502            5,192         31,266         22,797
                                                    --------------    ------------- --------------  -------------
    Total revenues                                      190,743          168,013        553,712        506,087

Cost of product sold (exclusive of
  depreciation, shown separately below)                 105,263           94,759        300,844        285,059
                                                    --------------    ------------- --------------  -------------

Gross profit                                             85,480           73,254        252,868        221,028

Operating expense                                        45,742           40,638        134,362        120,334
Depreciation and amortization expense                     8,703            8,443         25,839         23,855
General and administrative expense                        2,981            3,118          9,535          8,366
Vehicle lease expense                                     1,418            1,080          3,621          3,227
                                                    --------------    ------------- --------------  -------------

Operating income                                         26,636           19,975         79,511         65,246

Interest expense                                         (8,400)          (8,221)       (26,608)       (23,536)
Interest income                                             443              433          1,068            947
Loss on disposal of assets                                 (314)            (126)        (1,084)          (429)
                                                    --------------    ------------- --------------  -------------
Net earnings                                            $18,365          $12,061        $52,887        $42,228
                                                    ==============    ============= ==============  =============





















                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                                                      Limited            General         Total partner's
                                                                      partner            partner            capital
                                                                  -----------------  -----------------  -----------------
       July 31, 1995                                                    $118,638             $1,211           $119,849

       Cash contributed in connection with debt offering                 156,000              1,592            157,592

       Assets contributed in connection with acquisitions                    614                  6                620

       Additions to capital in connection
        with acquisitions                                                  3,938                 41              3,979

       Quarterly distributions                                           (47,103)              (480)           (47,583)

       Net earnings                                                       52,355                532             52,887
                                                                  -----------------  ----------------- -----------------

       April 30, 1996                                                   $284,442             $2,902           $287,344
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

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine months ended
                                                                                 ------------------------------------
                                                                                    April 30,          April 30,
                                                                                       1996               1995
                                                                                 -----------------  -----------------

Cash Flows From Operating Activities:
 Net earnings                                                                            $52,887            $42,228
 Reconciliation of net earnings to net
  cash from operating activities:
  Depreciation and amortization                                                           25,839             23,855
  Other                                                                                    3,068              2,283
  Changes in  operating  assets and  liabilities  net of effects  from  business acquisitions:
    Accounts and notes receivable                                                        (21,800)           (10,344)
    Inventories                                                                           20,062             19,505
    Prepaid expenses and other current assets                                                429             (1,143)
    Accounts payable                                                                     (12,573)            (6,270)
    Other current liabilities                                                             (2,602)            (4,568)
    Other                                                                                    704               (100)
                                                                                 -----------------  -----------------
      Net cash provided by operating activities                                           66,014             65,446
                                                                                 -----------------  -----------------

Cash Flows From Investing Activities:
 Business acquisitions                                                                    (3,342)           (17,135)
 Capital expenditures                                                                    (10,391)           (13,273)
 Other                                                                                     1,427                456
                                                                                 -----------------  -----------------
      Net cash used by investing activities                                              (12,306)           (29,952)
                                                                                 -----------------  -----------------

Cash Flows From Financing Activities:
 Contribution from partners                                                              158,372                135
 Net reductions to short-term borrowings                                                 (20,000)            (3,000)
 Additions to long-term debt (exclusive of debt assumed in                                 7,752             60,000
    acquisitions)
 Reductions of long-term debt                                                            (94,319)           (53,750)
 Distributions                                                                           (47,583)           (36,369)
 Other                                                                                         2                (16)
                                                                                 -----------------  -----------------
      Net cash provided (used) by financing activities                                     4,224            (33,000)
                                                                                 -----------------  -----------------

Increase in cash and cash equivalents                                                     57,932              2,494
Cash and cash equivalents - beginning of period                                           29,877             14,535
                                                                                 =================  =================
Cash and cash equivalents - end of period                                                $87,809            $17,029
                                                                                 =================  =================

Cash paid for interest                                                                   $31,839            $17,153
                                                                                 =================  =================




                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                   (unaudited)


A. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

B. The propane industry is seasonal in nature because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the periods ended April 30, 1996 and April 30, 1995 are not necessarily indicative of the results to be expected for a full year.

C.   Supplementary balance sheet information (in thousands)

     Inventories consist of:
                                                                                   April 30,           July 31,
                                                                                      1996               1995
                                                                               -----------------  -----------------
       Liquefied propane gas and related products                                      $17,483            $37,550
       Appliances, parts and supplies                                                    6,833              6,540
                                                                               -----------------  -----------------
                                                                                       $24,316            $44,090
                                                                               =================  =================


      In addition to inventories on hand, Ferrellgas, L.P. (the "Operating Partnership or "OLP") enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net consist of:
                                                                                  April 30,           July 31,
                                                                                    1996                1995
                                                                              ------------------  -----------------
      Property, plant and equipment                                                  $528,740            $521,110
      Less:  accumulated depreciation                                                 186,147             175,468
                                                                              ------------------  -----------------
                                                                                     $342,593            $345,642
                                                                              ==================  =================

     Intangibles, net consist of:
                                                                                  April 30,           July 31,
                                                                                    1996                1995
                                                                              ------------------  -----------------
      Intangibles                                                                    $188,166            $168,881
      Less:  accumulated amortization                                                  89,469              81,995
                                                                              ------------------  -----------------
                                                                                    $  98,697           $  86,886
                                                                              ==================  =================


D. On April 26, 1996, Ferrellgas Partners, L.P. (the "Partnership" or "MLP") issued $160,000,000 of 9 3/8% Senior Notes due 2006 ("Senior Notes") see note G. The Senior Notes will become guaranteed by the Operating Partnership on a senior subordinated basis if certain conditions are met. The Operating Partnership's Credit Agreement and the Operating Partnership Indenture currently prohibit the Operating Partnership from guaranteeing any indebtedness unless, among meeting oher conditions, the fixed charge coverage ratio for the Operating Partnership meets certain levels at prescribed dates. Currently the OLP does not meet such conditions and, therefore, there can be no assurance as to whether or when this guarantee will occur.

E. The Partnership is threatened with or named as a defendant in various lawsuits which, among other items, claim damages for product liability. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims, that are likely to have a material adverse effect on the results of operations, financial condition or liquidity of the Operating Partnership.

F. Partners' capital is comprised of a 98.9899% limited partner interest held by the MLP and a 1.0101% General Partner interest held by Ferrellgas, Inc. In connection with the Senior Note offering mentioned above, the MLP contributed $156,000,000 in cash to the OLP, thereby increasing its limited partner interest. This cash will be used to retire outstanding indebtedness and for future acquisitions. The General Partner then contributed $1,592,000 in cash to the OLP to maintain its 1.0101% equity ownership.

G.   On  April  30,  1996,  Ferrellgas,  Inc.  ("Ferrellgas"),   the  General
     Partner of the Operating Partnership, consummated the purchase of all of the stock of Skelgas Propane, Inc. ("Skelgas"), a subsidiary of Superior Propane, Inc. of Toronto, Canada for a cash purchase price of $89,650,000 including $21,200,000 of working capital). Ferrellgas borrowed the funds for such purchase from Bank of America National Trust & Savings Association ("BofA" and the "BofA Acquisition Loan").

     As of May 1, 1996, Ferrellgas (i) caused Skelgas and each of its subsidiaries to be merged into Ferrellgas and (ii) transferred all of the assets of Skelgas and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by Ferrellgas of certain income tax liabilities, the Partnership issued 41,203 Common Units to Ferrellgas. The liabilities assumed by the Operating Partnership included the obligations of Ferrellgas under the BofA Acquisition Loan. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the BofA Acquisition Loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. The accompanying financial statements do not reflect this subsequent event.

                            FERRELLGAS FINANCE CORP.
                          (A wholly owned subsidiary of
                               Ferrellgas, L.P.)

                                 BALANCE SHEETS

                                                                                       April 30,          July 31,
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
                                                                                    ================   ================



- -------------------------------------------------------------------------------------------------------------------------




                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                    Three Months Ended                            Nine Months Ended
                                          ----------------------------------------     ----------------------------------------
                                              April 30,             April 30,             April 30,             April 30,
                                                 1996                  1995                  1996                  1995
                                          -------------------   -------------------   -------------------   -------------------
       General and administrative
       expense                                 $        -            $        -                  $ 89                  $ 40
                                          -------------------   -------------------   -------------------   -------------------

       Net earnings (loss)                     $        -            $        -                  $(89)                 $(40)
                                          ===================   ===================   ===================   ===================





                        See note to financial statements.

                            FERRELLGAS FINANCE CORP.
                 (a wholly owned subsidiary of Ferrellgas, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                      Common Stock                  Additional                             Total
                           ------------------------------------      paid in         Accumulated        stockholder's
                                Shares            Dollars            capital           deficit             equity
                           -----------------  -----------------  -----------------  ---------------  -----------------

July 31, 1995                        1,000             $1,000             $    -          $(456)              $  544

  Capital contribution                                                       545              -                  545

  Net earnings (loss)                                                          -            (89)                 (89)
                           -----------------  -----------------  -----------------  ---------------  -----------------

April 30, 1996                       1,000             $1,000               $545          $(545)              $1,000
                           =================  =================  =================  ===============  =================

- --------------------------------------------------------------------------------------------------------------------


                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      Nine Months Ended
                                                                               ---------------------------------
                                                                                  April 30,           April 30,
                                                                                     1996               1995
                                                                               -----------------  ------------------
 Cash Flows From Operating Activities:
  Net earnings (loss)                                                                   $  (89)            $  (40)
                                                                               -----------------  ------------------
 Cash used by operating activities                                                         (89)               (40)
                                                                               -----------------  ------------------

 Cash Flows From Financing Activities:
  Capital contribution                                                                     545                  -
  Net payment to affiliate                                                                (153)                 -
                                                                               -----------------  ------------------
 Cash provided by financing activities                                                     392                  -
                                                                               -----------------  ------------------

 Increase (decrease) in cash                                                               303                (40)
 Cash - beginning of period                                                                697              1,000
                                                                               -----------------  ------------------
                                                                               =================  ==================
 Cash - end of period                                                                   $1,000               $960
                                                                               =================  ==================

                        See note to financial statements.

- ------------------------------------------------------------------------

                          NOTE TO FINANCIAL STATEMENTS
                                 APRIL 30, 1996
                                   (unaudited)

The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

     The following is a discussion of the results of operations and liquidity and capital resources of the Operating Partnership.

     Ferrellgas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and liquidity and capital resources is not presented.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1996 and 1995, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three Months Ended April 30, 1996 vs. April 30, 1995

     Total Revenues. Total revenues increased 13.5% to $190,743,000 as compared to $168,013,000 for the prior period. The increase is principally due to the impact of colder weather on retail propane volumes and increased sales price per gallon partially offset by revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) which decreased 21.2% to $27,932,000. For the quarter ended April 30, 1996, winter temperatures, as reported by the American Gas Association, were 12.7% colder than the same period last year and 5.5% colder than normal.

     The decrease in revenues from other operations is primarily due to a decrease in chemical feedstocks marketing revenues due to a decrease in sales volume and selling price. Both volume and selling price decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies.

     Gross Profit. Gross profit increased 16.7% to $85,480,000 as compared to $73,254,000 for the prior period. The increase is primarily due to a $8,294,000 increase in retail sales gross profit and a $3,932,000 increase in other operations gross profit. Retail propane operations results improved primarily due to colder weather that resulted in a 12.6% increase in gallons sold to 183,458,000 gallons as compared to 162,914,000 gallons for the prior period. Other operations results improved due to the high market volatility impact on trading operations and improved wholesale propane marketing.

     Operating Expenses. Operating expenses increased 12.6% to $45,742,000 as compared to $40,638,000 for the prior period. The increase is attributable principally to higher payroll and delivery cost associated with higher retail and wholesale volumes and incremental costs of acquisitions.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 3.1% to $8,703,000 as compared to $8,443,000 for the prior period primarily due to acquisitions of propane businesses.

     Interest Expense. Interest expense increased 2.2% to $8,400,000 as compared to $8,221,000 in the prior period. This increase is primarily the result of the increase in the net borrowings from the Operating Partnership's revolving credit loans, partially offset by lower interest rates.

Nine months ended April 30, 1996 vs. April 30, 1995

     Total Revenues. Total revenues increased 9.4% to $553,712,000 as compared to $506,087,000 for the prior period. The increase is primarily attributable to the impact of colder weather on retail volumes and increased sales price per gallon in the second and third quarters and acquisitions of propane businesses, partially offset by declines in revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing) which decreased 22.9% to $84,433,000 and the impact of warmer weather in the first quarter. To date, fiscal 1996 winter temperatures, as reported by the American Gas Association, are 14.3% colder than the same period last year and 3.0% colder than normal.

     The decrease in revenues from other operations is primarily due to a decrease in chemical feedstocks marketing revenues due to a decrease in sales volume and selling price. Both volume and selling price decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies.

     Gross Profit. Gross profit increased 14.4% to $252,868,000 as compared with $221,028,000 for the prior period. The increase is primarily attributable to a $24,673,000 increase from retail sales gross profit. Retail operations results increased primarily due to an increase in gallons sold to 557,897,000 gallons as compared to 493,584,000 for the prior period and improved sales mix, partially offset by a slight decrease in retail margins. The increase in gallons is primarily attributable to favorable weather and acquisition related growth. Increased sales to the residential customer base improved the sales mix, while greater price competition by independent operators and some major marketers slightly reduced overall gross margin per gallon. Other operations increased gross profit primarily due to the impact of colder weather.

     Operating Expenses. Operating expenses increased 11.7% to $134,362,000 as compared to $120,334,000 for the prior period. The increase is primarily attributable to acquisitions of propane businesses as well as general increases in payroll and delivery costs associated with higher retail and wholesale volumes.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 8.3% to $25,839,000 as compared to $23,855,000 for the prior period due primarily to acquisitions of propane businesses.

     Interest Expense. Interest expense increased 13.1% to $26,608,000 as compared to $23,536,000 in the prior period. This increase is primarily the result of the increase in the net borrowings from the Operating Partnership's revolving credit loans, partially offset by decreasing interest rates.

Liquidity and Capital Resources

     The ability of the Operating Partnership to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1996, the General Partner believes that the Operating Partnership will generate sufficient Avaliable Cash to meet its obligations and enable it to distribute to the Partnership sufficient cash to permit the Partnership to meet its obligations and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all of the Partnership's Common Units and Subordinated Units. In general, Available Cash equals the OLP's net cash flow adjusted for cash reserves. Future maintenance and working capital needs of the Operating Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the Operating Partnership may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose, the MLP maintains a shelf registration statement filed with the Securities and Exchange Commission registering 2,400,000 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the Operating Partnership's acquisition of other businesses, properties or securities in business combination transactions.

     Cash Flows From Operating Activities. Cash provided by operating activities was $66,014,000 for the nine months ended April 30, 1996. This slight increase of $568,000 as compared to the nine months ended April 30, 1995 is primarily due to the increased net income offset by the increase in accounts receivable. Accounts receivable increased due to the colder weather impact of increased deliveries of product in the third quarter as compared to the same period last year.

     Cash Flows From Investing Activities. During the nine months ended April 30, 1996, the Operating Partnershipmade total acquisition capital expenditures of $29,322,000 (including $1,015,000 of working capital). This amount was financed by $3,342,000 cash, $20,956,000 debt incurred, $3,900,000 issuance of MLP equity units, and $1,124,000 other costs and consideration. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. See "Subsequent Event" below for discussion of a significant acquisition consummated in May, 1996.

     During the nine months ended April 30, 1996, the Operating Partnership made aggregate growth and maintenance capital expenditures of $10,391,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Operating Partnership's principal physical assets, are generally primarily long. The Operating Partnership maintains its vehicle and transportation equipment fleet by leasing light- and medium-duty trucks and trailers. The General Partner believes vehicle leasing is a cost effective method for meeting the Operating Partnership's transportation equipment needs. The Operating Partnership does not have any material commitments of funds (other than the "Subsequent Event" described below) for capital expenditures other than to support the current level of operations.

     Cash Flows From Financing Activities. On April 26, 1996, the Partnership issued $160,000,000 of 9 3/8% Senior Secured Notes due 2006. In connection with this debt offering, the MLP contributed the net proceeds of $156,000,000 to the OLP. The General Partner then contributed $1,592,000 in cash to the OLP to maintain its 1.0101% equity ownership. A portion of the net proceeds was used to retire outstanding indebtedness of $88,800,000 under the Operating Partnership's credit facility. The remaining cash was held in cash equivalents to be used for future acquisitions. See "Subsequent Event" below for discussion of a significant acquisition consummated in May, 1996.

     The Partnership's Senior Notes mentioned above will become guaranteed by the Operating Partnership on a senior subordinated basis if certain conditions are met. The Operating Partnership's Credit Agreement and the Operating Partnership Indenture governing the OLP's Senior Notes currently prohibit the Operating Partnership from guaranteeing any indebtedness unless, among meeting other conditions, the fixed charge coverage ratio for the Operating Partnership meets certain levels at prescribed dates. Currently the OLP does not meet such conditions and, therefore, there can be no assurance as to whether or when this guarantee will occur.

     The Operating Partnership distributed $47,583,000 to the MLP during the nine months ended April 30, 1996 which allowed the MLP to distribute its Minimum Quarterly Distribution to all of the MLP's Common Units and Subordinated Units.

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

     Subsequent  Event.  On April  30,  1996,  Ferrellgas  purchased  all of the capital stock of Skelgas for a cash purchase price of $89,650,000 (including $21,200,000 of working capital). As of May 1, 1996 Ferrellgas (i) caused Skelgas and each of its subsidiaries to be merged into Ferrellgas and (ii) transferred all of the assets of Skelgas and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). The liabilities assumed by the Operating Partnership included the obligations of Ferrellgas under the BofA Acquisition Loan. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the BofA Acquisition Loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           None.

ITEM 2.    CHANGES IN SECURITIES.
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           None.

ITEM 5.    OTHER INFORMATION.
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          3.1 Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of April 23, 1996.

          4.1 Indenture dated as of April 26, 1996, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and American Bank National Association, as trustee, relating to $160,000,000 aggregate principal amount of 9 3/8% Senior Secured Notes due 2006 (Incorporated by reference to Exhibit 4.1 to the Registrants' Current Report on Form 8-K filed May 6, 1996.)

            27.1 Financial Data Schedule (filed in electronic format only)


          (b)  Reports on Form 8-K

          The registrants filed the following reports on Form 8-K during the quarter ended April 30, 1996:

          (1) Form 8-K dated March 27, 1996, reporting the signing of a letter of intent to acquire Skelgas.

          (2) Form 8-K dated April 10, 1996, reporting a private placement of debt securities to qualified institutional investors under Rule 144A.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                     FERRELLGAS, L.P.

                                     By Ferrellgas, Inc. (General Partner)


Date: June 12, 1996                  By     /s/ Danley K. Sheldon
                                            ----------------------
                                            Danley K. Sheldon
                                            Senior Vice President and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)




                                     By Ferrellgas Finance Corp.


Date: June 12, 1996                  By     /s/ Danley K. Sheldon
                                            ----------------------
                                            Danley K. Sheldon
                                            Senior Vice President and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)