Form 10-Q
period 1996-10-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1996-12-16
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended October 31, 1996

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 33-53379
                         33-53379-01


                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.

           (Exact name of registrants as specified in their charters)



                       Delaware                           43-1698481
                       Delaware                           43-1677595
           ----------------------------      -------------------------------
         (States or other jurisdictions   (I.R.S. Employer Identification Nos.
         incorporation or organization)



                   One Liberty Plaza, Liberty, Missouri 64068

               (Address of principal executive offices) (Zip Code)


Registrants' telephone number, including area code: (816) 792-1600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [ X ]  No    [   ]

At November 15, 1996, Ferrellgas Finance Corp. had 1,000 shares of $1.00 par value common stock outstanding.

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                                Table of Contents
                                                                                                               Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas, L.P. and Subsidiaries

               Consolidated Balance Sheets - October 31, 1996 and July 31, 1996                                 1

               Consolidated Statements of Earnings -
                    Three months ended October 31, 1996 and 1995                                                2

               Consolidated Statement of Partners' Capital -
                     Three months ended October 31, 1996                                                        3

               Consolidated Statements of Cash Flows -
                    Three months ended October 31, 1996 and 1995                                                4

               Notes to Consolidated Financial Statements                                                       5


               Ferrellgas Finance Corp.

               Balance Sheets - October 31, 1996 and July 31, 1996                                              7

               Statements of Earnings - Three months ended October 31, 1996 and 1995                            7

               Statements of Cash Flows - Three months ended October 31, 1996 and 1995                          8

               Note to Financial Statements                                                                     8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                9



                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                                               11

ITEM 2.        CHANGES IN SECURITIES                                                                           11

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                                                 11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             11

ITEM 5.        OTHER INFORMATION                                                                               11

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  FERRELLGAS, L.P. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                           (in thousands)



ASSETS                                                                October 31, 1996  July 31, 1996
-------------------------------------------------------------        -----------------  --------------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                              $  20,808          $  13,769
  Accounts and notes receivable                                             94,848             70,118
  Inventories                                                               55,280             41,395
  Prepaid expenses and other current assets                                  9,959              6,482
                                                                     --------------     --------------
    Total Current Assets                                                   180,895            131,764

  Property, plant and equipment, net                                       401,079            403,732
  Intangible assets, net                                                   109,032            107,960
  Other assets, net                                                          6,815              6,942
                                                                     --------------     --------------
    Total Assets                                                          $697,821           $650,398
                                                                     ==============     ==============



LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                       $  88,637          $  48,400
  Other current liabilities                                                 39,289             37,695
  Short-term borrowings                                                     40,773             25,520
                                                                     --------------     --------------
    Total Current Liabilities                                              168,699            111,615

  Long-term debt                                                           291,910            279,112
  Other liabilities                                                         12,268             12,402
  Contingencies and commitments

Partners' Capital
  Limited partner                                                          222,672            244,771
  General partner                                                            2,272              2,498
                                                                     --------------     --------------
    Total Partners' Capital                                                224,944            247,269
                                                                     --------------     --------------
    Total Liabilities and Partners' Capital                               $697,821           $650,398
                                                                     ==============     ==============

                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                                     For the three months ended
                                                              ------------------------------------------
                                                               October 31, 1996      October 31, 1995
                                                              --------------------  --------------------

Revenues:
  Gas liquids and related product sales                                  $156,764              $114,529
  Other                                                                    11,096                10,059
                                                              --------------------  --------------------
    Total revenues                                                        167,860               124,588

Cost of product sold (exclusive of
  depreciation, shown separately below)                                   101,075                69,109
                                                              --------------------  --------------------

Gross profit                                                               66,785                55,479

Operating expense                                                          48,967                40,870
Depreciation and amortization expense                                      10,831                 8,326
General and administrative expense                                          3,767                 3,435
Vehicle and tank lease expense                                              1,480                 1,086
                                                              --------------------  --------------------

Operating income                                                            1,740                 1,762

Interest expense                                                           (7,642)               (9,012)
Interest income                                                               379                   256
Loss on disposal of assets                                                   (880)                 (384)
                                                              --------------------  --------------------

Net loss                                                                $  (6,403)            $  (7,378)
                                                              ====================  ====================














                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                                   Limited          General       Total partners'
                                                   partner          partner           capital
                                               ----------------  --------------- -------------------

July 31, 1996                                       $  244,771         $  2,498          $  247,269

Quarterly distributions                                (15,761)            (161)            (15,922)

Net loss                                                (6,338)             (65)             (6,403)
                                               ----------------  --------------- -------------------
October 31, 1996                                    $  222,672         $  2,272          $  224,944
                                               ================  =============== ===================


































                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              For the three months ended
                                                           ----------------------------------
                                                           October 31, 1996  October 31, 1995
                                                           ---------------- -----------------

Cash Flows From Operating Activities:
 Net loss                                                        $  (6,403)        $  (7,378)
 Reconciliation of net loss to net cash from
  operating activities:
  Depreciation and amortization                                     10,831             8,326
  Other                                                              1,669               966
  Changes in  operating  assets and  liabilities
  net of effects  from  business
  acquisitions:
    Accounts and notes receivable                                  (25,032)          (16,900)
    Inventories                                                    (13,864)           (9,130)
    Prepaid expenses and other current assets                       (3,080)           (4,699)
    Accounts payable                                                40,237            16,196
    Other current liabilities                                        2,331            (1,434)
    Other                                                             (134)             (339)
                                                           ----------------  ----------------
      Net cash provided (used) by operating activities               6,555           (14,392)
                                                           ----------------  ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                              (8,247)           (1,650)
 Capital expenditures                                               (3,832)           (3,649)
 Other                                                               1,219               464
                                                           ----------------  ----------------
      Net cash used by investing activities                        (10,860)           (4,835)
                                                           ----------------  ----------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                             15,253            11,600
 Additions to long-term debt                                        12,747             8,153
 Reductions of long-term debt                                         (337)              (87)
 Distributions                                                     (15,922)          (15,813)
 Other                                                                (397)               67
                                                           ----------------  ----------------
      Net cash provided by financing activities                     11,344             3,920
                                                           ----------------  ----------------

Increase (decrease) in cash and cash equivalents                     7,039           (15,307)
Cash and cash equivalents - beginning of period                     13,769            29,877
                                                           ----------------  ----------------
Cash and cash equivalents - end of period                          $20,808           $14,570
                                                           ================  ================

Cash paid for interest                                           $  10,795         $  13,117
                                                           ================  ================









                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1996 and October 31, 1995 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:

                                                                                      October 31,       July 31,
      (in thousands)                                                                     1996             1996
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $47,523         $33,366
      Appliances, parts and supplies                                                          7,757           8,029
                                                                                    ----------------  -------------
                                                                                            $55,280         $41,395
                                                                                    ================  ==============

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net  consist of:

                                                                                     October 31,        July 31,
      (in thousands)                                                                     1996             1996
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $598,380         $596,107
      Less:  accumulated depreciation                                                      197,301          192,375
                                                                                    ----------------  -------------
                                                                                          $401,079         $403,732
                                                                                    ===============  ===============

     Intangibles, net  consist of:

                                                                                     October 31,        July 31,
      (in thousands)                                                                     1996             1996
                                                                                    ---------------  ---------------
      Intangibles                                                                         $208,180         $203,761
      Less:  accumulated amortization                                                       99,148           95,801
                                                                                    ----------------  -------------
                                                                                          $109,032        $ 107,960
                                                                                    ===============  ===============

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

F. On April 30, 1996, Ferrellgas, Inc. (the "General Partner") consummated the purchase of all of the stock of Skelgas Propane, Inc. ("Skelgas"), a subsidiary of Superior Propane, Inc. of Toronto, Canada. The cash purchase price, after working capital adjustments, was $86,400,000.

     As of May 1, 1996, the General Partner (i) caused Skelgas and each of its subsidiaries to be merged into the General Partner and (ii) transferred all of the assets of Skelgas and its subsidiaries to Ferrellgas, L.P., (the "Operating Partnership"). In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by the General Partner of certain income tax liabilities, Ferrellgas Partners, L.P. (the "Partnership") issued 41,203 Common Units to the General Partner. The liabilities assumed by the Operating Partnership included the loan agreement under which the General Partner borrowed funds to pay the purchase price for Skelgas. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. The total assets contributed to the Operating Partnership (at the General Partner's cost basis) have been preliminarily allocated as follows: (i) working capital of $17,972,000,
     (ii) property, plant and equipment of $63,068,000 and (iii) the balance to intangible assets. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Skelgas have been included in the consolidated financial statements from the dates of contribution.

     The following pro forma financial information assumes the acquisition of Skelgas and the contribution of $157,592,000 by the limited and general partners occurred as of August 1, 1995. The contribution occurred subsequent to the Ferrellgas Partners, L.P. issuance of the 9 3/8% $160,000,000 Senior Secured Notes in April, 1996.

                                                                                          Three months ended
                                                                                    --------------------------------
                                                                                                       Pro Forma
                                                                                     October 31,      October 31,
      (in thousands)                                                                     1996             1995
                                                                                    ---------------  ---------------
      Total revenues                                                                      $167,860         $138,634
      Net loss                                                                             (6,403)          (7,022)


                            FERRELLGAS FINANCE CORP.
                 (a wholly owned subsidiary of Ferrellgas, L.P.)

                                 BALANCE SHEETS


                                                                                October 31,             July 31,
ASSETS                                                                              1996                  1996
--------------------------------------------------------------------         -------------------   -------------------
                                                                                (unaudited)

Cash                                                                                    $1,000                $1,000
                                                                             -------------------   -------------------
Total Assets                                                                            $1,000                $1,000
                                                                             ===================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                         $1,000                $1,000

Additional paid in capital                                                                 545                   545

Accumulated deficit                                                                       (545)                 (545)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                              $1,000                $1,000
                                                                             ===================   ===================









                             STATEMENTS OF EARNINGS
                                   (unaudited)
                                                                                Three Months Ended
                                                                      ---------------------------------------
                                                                         October 31,          October 31,
                                                                             1996                 1995
                                                                      -------------------   -----------------

General and administrative expense                                               $ -                  $ 89

                                                                      -------------------   -----------------
Net loss                                                                        $  -                  $(89)
                                                                      ===================   =================


                        See note to financial statements.



                            FERRELLGAS FINANCE CORP.
                 (A wholly owned subsidiary of Ferrellgas, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Three Months Ended
                                                                           -----------------------------------------
                                                                               October 31,           October 31,
                                                                                  1996                   1995
                                                                           --------------------    -----------------

Cash Flows From Operating Activities:
  Net loss                                                                                  $               $ (89)
                                                                           --------------------    -----------------
      Cash used by operating activities                                                     -                 (89)
                                                                           --------------------    -----------------

Cash Flows From Financing Activities:
  Net advance from affiliate                                                                -                 129
                                                                           --------------------    -----------------
      Cash provided by financing activities                                                 -                 129
                                                                           --------------------    -----------------

Increase in cash                                                                            -                  40
Cash - beginning of period                                                              1,000                 697
                                                                           -------------------   -------------------
Cash - end of period                                                                   $1,000                $737
                                                                           ====================    =================


                        See note to financial statements.









                          NOTE TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (unaudited)

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and liquidity and capital resources of the Ferrellgas, L.P. (the "Partnership" or "OLP"). Ferrellgas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and liquidity and capital resources is not presented.

Results of Operations
=====================
     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three months ended October 31, 1996 and 1995, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three Months Ended October 31, 1996 vs. October 31, 1995
--------------------------------------------------------
     Total Revenues. Total revenues increased 34.7% to $167,860,000 as compared to $124,588,000 in the first quarter of fiscal 1996, primarily due to retail propane volumes, increased sales price per retail gallon and an increase in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     Retail volumes increased 23.5% to 162,281,000 gallons as compared to 131,368,000 gallons for the year ago quarter, primarily due to acquisitions, and to a lesser extent a strong crop drying season and slightly colder temperatures than the prior year. A volatile propane market during the quarter caused an increase to the cost of product which in turn caused an increase in sales price per gallon. Revenue from other operations increased by $6,281,000 primarily due to increased wholesale marketing volumes and increased price per gallon.

     Gross Profit. Gross profit increased 20.4% to $66,785,000 as compared to $55,479,000 in the first quarter of fiscal 1996, primarily due to increased retail propane volumes attributed to acquisition related growth. Management is unable to assess whether the increases in product costs described above will continue or the potential impact of such cost increases on gross profit.

     Operating Expenses. Operating expenses increased 19.8% to $48,967,000 as compared to $40,870,000 in the first quarter of fiscal 1996 primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 30.1% to $10,831,000 as compared to $8,326,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense decreased 15.2% to $7,642,000 as compared to $9,012,000 from the year ago quarter. This decrease is primarily the result of decreased borrowings and to a lesser extent a decrease in the overall average interest rate paid by the Partnership on all borrowings.

Liquidity and Capital Resources
===============================
     The ability of the OLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1997, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the OLP are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,887,420 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $6,555,000 for the three months ended October 31, 1996, compared to $(14,392,000) for the prior period. This increase is primarily due to the timing of payments on increased purchases of inventory.

     Investing Activities. During the three months ended October 31, 1996, the Partnership made total acquisition capital expenditures of $7,724,000 (including working capital acquired of $21,000). This amount was funded by $8,247,000 cash payments (including $1,115,000 for transition costs previously accrued for fiscal 1996 acquisitions) and $592,000 in other costs and consideration.

     During the three months ended October 31, 1996, the Partnership made growth and maintenance capital expenditures of $3,832,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1997, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1996 levels.

     Financing Activities. During the three months ended October 31, 1996, the Partnership borrowed $28,000,000 from its Credit Facility to fund working capital needs, business acquisitions and capital expenditures. At October 31, 1996, $72,500,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $26,430,000. At October 31, 1996, the Operating Partnership had $106,070,000 available for general corporate, acquisition and working capital purposes under the Credit Facility.

     On November 18, 1996, the Operating Partnership declared a cash distribution of $25,506,613 to partners, payable December 13, 1996. The distribution will fund Ferrellgas Partners, L.P.'s cash distribution of $15,760,758 to its unitholders and interest payment on its Senior Subordinated Notes of $9,541,667. The interest payment on the Notes covers the period from the issue date of April 26, 1996 to December 14, 1996. Future interest payments will cover six month periods.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           None.

ITEM 2.    CHANGES IN SECURITIES.
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           None.

ITEM 5.    OTHER INFORMATION.
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
           3.1 Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 23, 1996 (Incorporated by reference to Exhibit 3 to the Partnership's Quarterly Report on Form 10-Q filed June 12, 1996.)

           3.2       Articles of Incorporation for Ferrellgas Finance Corp.

          27.1       Financial Data Schedule (filed in electronic format only)


          (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              FERRELLGAS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date: December 13, 1996                                By /s/ Danley K. Sheldon
                                                              -----------------
                                                               Danley K. Sheldon
                                                       Senior Vice President and
                                              Chief Financial Officer (Principal
                                               Financial and Accounting Officer)





                                                        FERRELLGAS FINANCE CORP.



Date: December 13, 1996                             By     /s/ Danley K. Sheldon
                                                               -----------------
                                                               Danley K. Sheldon
                                                       Senior Vice President and
                                              Chief Financial Officer (Principal
                                               Financial and Accounting Officer)