Form 10-Q
period 1997-01-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1997-03-14
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 33-53379
                         33-53379-01


                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.
--------------------------------------------------------------------------------
           (Exact name of registrants as specified in their charters)


         Delaware                                        43-1698481
         Delaware                                        43-1677595
----------------------------                  -------------------------------
(States or other jurisdictions of         (I.R.S. Employer Identification Nos.)
 incorporation or organization)



                   One Liberty Plaza, Liberty, Missouri 64068
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Yes    [ X ]  No    [   ]

At February 15, 1997, Ferrellgas Finance Corp. had 1,000 shares of $1.00 par value common stock outstanding.

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                                Table of Contents
                                                                           Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Ferrellgas, L.P. and Subsidiaries

Consolidated Balance Sheets - January 31, 1997 and July 31, 1996               1

Consolidated Statements of Earnings -
Three and six months ended January 31, 1997 and 1996                           2

Consolidated Statement of Partners' Capital -
Six months ended January 31, 1997                                              3

Consolidated Statements of Cash Flows -
Six months ended January 31, 1997 and 1996                                     4

Notes to Consolidated Financial Statements                                     5


Ferrellgas Finance Corp.

Balance Sheets - January 31, 1997 and July 31, 1996                            7

Statements of Earnings - Three and six months ended January 31, 1997 and 1996  7

Statements of Cash Flows - Six months ended January 31, 1997 and 1996          8

Note to Financial Statements                                                   8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                              9

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                              12

ITEM 2.        CHANGES IN SECURITIES                                          12

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                12

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            12

ITEM 5.        OTHER INFORMATION                                              12

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                               12

                          PART 1 - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



ASSETS                                                                January 31, 1997  July 31, 1996
-------------------------------------------------------------        ---------------------------------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                              $  31,127          $  13,769
  Accounts and notes receivable                                            158,497             70,118
  Inventories                                                               50,743             41,395
  Prepaid expenses and other current assets                                 14,397              6,482
                                                                     --------------     --------------
    Total Current Assets                                                   254,764            131,764

  Property, plant and equipment, net                                       397,976            403,732
  Intangible assets, net                                                   105,246            107,960
  Other assets, net                                                          6,692              6,942
                                                                     --------------     --------------
    Total Assets                                                          $764,678           $650,398
                                                                     ==============     ==============


LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                       $  96,270          $  48,400
  Other current liabilities                                                 47,939             37,695
  Short-term borrowings                                                     55,077             25,520
                                                                     --------------     --------------
    Total Current Liabilities                                              199,286            111,615

  Long-term debt                                                           295,092            279,112
  Other liabilities                                                         12,147             12,402
  Contingencies and commitments

Partners' Capital
  Limited partner                                                          255,545            244,771
  General partner                                                            2,608              2,498
                                                                     --------------     --------------
    Total Partners' Capital                                                258,153            247,269
                                                                     --------------     --------------
    Total Liabilities and Partners' Capital                               $764,678           $650,398
                                                                     ==============     ==============

                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                              For the three months ended       For the six months ended
                                              ----------------------------  -------------------------------
                                              January 31,      January 31,      January 31,       Jnauary 31,
                                                 1997            1996              1997             1996
                                              -------------  -------------  -------------     -------------

Revenues:
  Gas liquids and related product sales           $334,414       $226,676       $491,178          $341,205
  Other                                             12,642         11,705         23,738            21,764
                                              -------------  -------------  -------------     -------------
    Total revenues                                 347,056        238,381        514,916           362,969

Cost of product sold (exclusive of
  depreciation, shown separately below)            203,765        126,472        304,840           195,581
                                              -------------  -------------  -------------     -------------

Gross profit                                       143,291        111,909        210,076           167,388

Operating expense                                   60,747         47,750        109,714            88,620
Depreciation and amortization expense               10,753          8,810         21,584            17,136
General and administrative expense                   4,001          3,119          7,768             6,554
Vehicle and tank lease expense                       1,927          1,117          3,407             2,203
                                              -------------  -------------  -------------     -------------

Operating income                                    65,863         51,113         67,603            52,875

Interest expense                                    (7,729)        (9,196)       (15,371)          (18,208)
Interest income                                        506            369            885               625
Gain (loss) on disposal of assets                      130           (386)          (750)             (770)
                                              -------------  -------------  -------------     -------------

Net earnings                                     $  58,770      $  41,900      $  52,367         $  34,522
                                              =============  =============  =============     =============


                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                                   Limited          General       Total partners'
                                                   partner          partner           capital
                                               ----------------  --------------- -------------------

July 31, 1996                                       $  244,771         $  2,498          $  247,269

Quarterly distributions                                (41,064)            (419)            (41,483)

Net earnings                                            51,838              529              52,367
                                               ----------------  --------------- -------------------

January 31, 1997                                    $  255,545         $  2,608          $  258,153
                                               ================  =============== ===================




                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               For the six months ended
                                                           ----------------------------------
                                                                  January 31,       January 31,
                                                                     1997              1996
                                                           ------------------   --------------

Cash Flows From Operating Activities:
 Net earnings                                                      $52,367           $34,522
 Reconciliation of net loss to net cash from
  operating activities:
  Depreciation and amortization                                     21,584            17,136
  Other                                                              2,898             2,126
  Changes in operating assets and liabilities
  net of effects from business acquisitions:

    Accounts and notes receivable                                  (89,558)          (77,355)
    Inventories                                                     (9,187)            6,631
    Prepaid expenses and other current assets                       (7,658)             (744)
    Accounts payable                                                47,870            36,986
    Other current liabilities                                       11,447             5,082
    Other                                                             (255)            1,041
                                                           ----------------  ----------------
      Net cash provided by operating activities                     29,508            25,425
                                                           ----------------  ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                              (9,606)           (3,079)
 Capital expenditures                                               (7,820)           (7,218)
 Other                                                               2,088             1,288
                                                           ----------------  ----------------
      Net cash used by investing activities                        (15,338)           (9,009)
                                                           ----------------  ----------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                             29,557            (1,000)
 Additions to long-term debt                                        15,955             7,752
 Reductions of long-term debt                                         (584)             (354)
 Distributions                                                     (41,483)          (31,698)
 Other                                                                (257)            1,260
                                                           ----------------  ----------------
      Net cash provided (used) by financing activities               3,188           (24,040)
                                                           ----------------  ----------------

Increase (decrease) in cash and cash equivalents                    17,358            (7,624)
Cash and cash equivalents - beginning of period                     13,769            29,877
                                                           ================  ================
Cash and cash equivalents - end of period                          $31,127           $22,253
                                                           ================  ================

Cash paid for interest                                             $10,795           $16,996
                                                           ================  ================

                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1997 and January 31, 1996 are not necessarily indicative of the results to be expected for a full year.


D.   Inventories consist of:
                                                                                      January 31,       July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $43,069         $33,366
      Appliances, parts and supplies                                                          7,674           8,029
                                                                                    ----------------  --------------
                                                                                            $50,743         $41,395
                                                                                    ================  ==============

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net consist of:
                                                                                     January 31,        July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $601,637         $596,107
      Less:  accumulated depreciation                                                      203,661          192,375
                                                                                    ---------------  ---------------
                                                                                          $397,976         $403,732
                                                                                    ===============  ===============

     Intangibles, net  consist of:
                                                                                     January 31,        July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Intangibles                                                                         $207,719         $203,761
      Less:  accumulated amortization                                                      102,473           95,801
                                                                                    ---------------  ---------------
                                                                                          $105,246         $107,960
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

     As of May 1, 1996, the General Partner (i) caused Skelgas and each of its subsidiaries to be merged into the General Partner and (ii) transferred all of the assets of Skelgas and its subsidiaries to Ferrellgas, L.P., (the "Operating Partnership"). In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by the General Partner of certain income tax liabilities, Ferrellgas Partners, L.P. (the "Partnership") issued 41,203 Common Units to the General Partner. The liabilities assumed by the Operating Partnership included the loan agreement under which the General Partner borrowed funds to pay the purchase price for Skelgas. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. The total assets contributed to the Operating Partnership (at the General Partner's cost basis) have been preliminarily allocated as follows: (i) working capital of $17,897,000,
     (ii) property, plant and equipment of $64,475,000 and (iii) the balance to intangible assets. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Skelgas have been included in the consolidated financial statements from the dates of contribution.

     The following pro forma financial information assumes the acquisition of Skelgas and the contribution of $157,592,000 by the limited and general partners occurred as of August 1, 1995. The contribution occurred subsequent to the Ferrellgas Partners, L.P. issuance of the 9 3/8% $160,000,000 Senior Secured Notes in April, 1996.


                                                                                           Six months ended
                                                                                    --------------------------------
                                                                                                       Pro Forma
                                                                                     January 31,       January 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Total revenues                                                                      $514,916         $408,026
      Net earnings                                                                          52,367           35,007



                            FERRELLGAS FINANCE CORP.
                 (a wholly owned subsidiary of Ferrellgas, L.P.)

                                 BALANCE SHEETS


                                                                         January 31,               July 31,
ASSETS                                                                       1997                    1996
---------------------------------------------------------             -------------------     -------------------
                                                                         (unaudited)

Cash                                                                             $1,000                  $1,000
                                                                      -------------------     -------------------
Total Assets                                                                     $1,000                  $1,000
                                                                      ===================     ===================


STOCKHOLDER'S EQUITY
---------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                  $1,000                  $1,000

Additional paid in capital                                                          590                     545

Accumulated deficit                                                                (590)                   (545)
                                                                      -------------------     -------------------
Total Stockholder's Equity                                                       $1,000                  $1,000
                                                                      ===================     ===================





                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                   ---------------------------------------    -------------------------------------
                                             Three Months Ended                         Six Months Ended
                                   ---------------------------------------    -------------------------------------
                                       January 31,          January 31,         January 31,          January 31,
                                           1997                 1996                1997                1996
                                   ---------------------  -----------------   -----------------    ----------------

General and administrative                   $ 45                    $ -                $ 45                 $ 89
expense

                                   ---------------------  -----------------   -----------------    ----------------
Net loss                                   $  (45)                  $  -              $  (45)              $  (89)
                                   =====================  =================   =================    ================


                        See note to financial statements.

                            FERRELLGAS FINANCE CORP.
                    (A wholly owned subsidiary of Ferrellgas,L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six Months Ended
                                                                           -----------------------------------------
                                                                               January 31,           January 31,
                                                                                  1997                   1996
                                                                           --------------------    -----------------

Cash Flows From Operating Activities:
  Net loss                                                                           $    (45)            $   (89)
                                                                           --------------------    -----------------
      Cash used by operating activities                                                   (45)                (89)
                                                                           --------------------    -----------------

Cash Flows From Financing Activities:
 Capital contribution                                                                      45                 545
 Net advance from affiliate                                                                                  (153)
                                                                           --------------------    -----------------
      Cash provided by financing activities                                                45                 392
                                                                           --------------------    -----------------

Increase in cash                                                                            0                 303
Cash - beginning of period                                                              1,000                 697
                                                                           --------------------    -----------------
Cash - end of period                                                                   $1,000              $1,000
                                                                           ====================    =================


                        See note to financial statements.

                          NOTE TO FINANCIAL STATEMENTS
                                January 31, 1997
                                   (unaudited)

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

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and six months ended January 31, 1997 and 1996, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.


Three Months Ended January 31, 1997 vs. January 31, 1996

     Total Revenues. Total revenues increased 45.6% to $347,056,000 as compared to $238,381,000 in the second quarter of fiscal 1996, primarily due to increased sales price per retail gallon, increased retail propane volumes, and an increase in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     A volatile propane market during the quarter caused a significant increase to the cost of product which in turn caused an increase in sales price per gallon. Propane spot market prices began to decline late in the quarter ended January 31, 1997, returning to historical levels. Management does not expect third quarter revenues to be materially affected by the propane market factors that occurred during the first half of fiscal 1997. Retail volumes increased 12.9% to 274,417,000 gallons as compared to 243,070,000 gallons for the year ago quarter, primarily due to acquisitions, and to a lesser extent a strong crop drying season partially offset by slightly warmer temperatures than the prior year and customer conservation efforts. Revenues from other operations increased by $15,725,000 primarily due to increased wholesale marketing volumes and an increased price per gallon.

     Gross Profit. Gross profit increased 28.0% to $143,291,000 as compared to $111,909,000 in the second quarter of fiscal 1996, primarily as the result of increased retail propane volumes attributed to acquisitions, and also due to trading and supply gains and a small increase in retail margins, partially offset by the impact of slightly warmer weather and customer conservation.

     Operating Expenses. Operating expenses increased 27.2% to $60,747,000 as compared to $47,750,000 in the second quarter of fiscal 1996 primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 22.1% to $10,753,000 as compared to $8,810,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense decreased 16.0% to $7,729,000 as compared to $9,196,000 in the second quarter of fiscal 1996. This decrease is primarily the result of decreased borrowings and to a lesser extent a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Six Months Ended January 31, 1997 vs. January 31, 1996

     Total Revenues. Total revenues increased 41.9% to $514,916,000 as compared to $362,969,000 for the prior period, primarily due to increased sales price per retail gallon, increased retail propane volumes, and an increase in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     A volatile propane market during the first half of fiscal 1997 caused a significant increase to the cost of product which in turn caused an increase in sales price per gallon. Retail volumes increased 16.6% to 436,698,000 gallons as compared to 374,439,000 gallons for the year ago period, primarily due to acquisitions, and to a lesser extent a strong crop drying season partially offset by slightly warmer temperatures than the prior year and customer conservation efforts. Revenues from other operations increased by $22,006,000 primarily due to increased wholesale marketing volumes and an increased price per gallon.

     Gross Profit. Gross profit increased 25.5% to $210,076,000 as compared to $167,388,000 in the year ago period, primarily as the result of increased retail propane volumes attributed to acquisitions, and also due to trading and supply gains and a small increase in retail margins, partially offset by the impact of slightly warmer weather and customer conservation.

     Operating Expenses. Operating expenses increased 23.8% to $109,714,000 as compared to $88,620,000 in the first half of fiscal 1996 primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 26.0% to $21,584,000 as compared to $17,136,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense decreased 15.6% to $15,371,000 as compared to $18,208,000 in the first half of fiscal 1996. This decrease is primarily the result of decreased borrowings, and to a lesser extent a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1997, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the OLP are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,887,420 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $29,508,000 for the six months ended January 31, 1997, compared to $25,425,000 for the prior period. This increase is primarily due to the effect on net income and accrued interest payable by the April 1996 contribution of the proceeds from the MLP Senior Notes partially offset by increased receivables and inventory balances caused by the effect of higher propane prices experienced during the second quarter of fiscal 1997.

     Investing Activities. During the six months ended January 31, 1997, the Partnership made total acquisition capital expenditures of $8,668,000 (including working capital acquired of $161,000). This amount was funded by $9,606,000 cash payments (including $1,530,000 for transition costs previously accrued for fiscal 1996 acquisitions) and $592,000 in other costs and consideration.

     During the six months ended January 31, 1997, the Partnership made growth and maintenance capital expenditures of $7,820,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1997, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1996 levels.

     Financing Activities. During the six months ended January 31, 1997, the Partnership borrowed $45,512,000 from its Credit Facility to fund expected seasonal working capital, business acquisitions, and capital expenditure needs. At January 31, 1997, $90,000,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $27,674,000. At January 31, 1997, the Operating Partnership had $87,326,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On February 19, 1997, the Operating Partnership declared a cash distribution of $15,760,758 to its limited partner, payable March 14, 1997. The distribution will fund Ferrellgas Partners, L.P.'s cash distribution to its unitholders.

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

           3.2 Articles of Incorporation for Ferrellgas Finance Corp. (Incorporated by reference to the same numbered Exhibit to the Partnership's Quarterly Report on Form 10-Q filed December 13, 1996.)


          27.1       Financial Data Schedule (filed in electronic format only)


          (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FERRELLGAS, L.P.

                                    By Ferrellgas, Inc. (General Partner)


Date: March 14, 1997                By     /s/ Danley K. Sheldon
                                           ---------------------
                                           Danley K. Sheldon
                                           Senior Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)





                                     FERRELLGAS FINANCE CORP.



Date: March 14, 1997                 By     /s/ Danley K. Sheldon
                                            ---------------------
                                            Danley K. Sheldon
                                            Senior Vice President and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)