Form 10-Q
period 1997-04-30
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1997-06-13
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1997

                                       or

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

Yes    [ X ]  No    [   ]

At May 15, 1997, Ferrellgas Finance Corp. had 1,000 shares of $1.00 par value common stock outstanding.

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                                Table of Contents
                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas, L.P. and Subsidiaries

               Consolidated Balance Sheets - April 30, 1997 and July 31, 1996  1

               Consolidated Statements of Earnings -
                    Three and six months ended April 30, 1997 and 1996         2

               Consolidated Statement of Partners' Capital -
                     Nine months ended April 30, 1997                          3

               Consolidated Statements of Cash Flows -
                     Nine months ended April 30, 1997 and 1996                 4

               Notes to Consolidated Financial Statements                      5


               Ferrellgas Finance Corp.

               Balance Sheets - April 30, 1997 and July 31, 1996               7

               Statements of Earnings - Three and nine months ended
               April 30, 1997 and 1996                                         7

               Statements of Cash Flows - Nine months ended
               April 30, 1997 and 1996                                         8

               Note to Financial Statements                                    8

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



ASSETS                                                               April 30, 1997     July 31, 1996
------------------------------------                                 --------------     --------------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                             $   14,942         $   13,769
  Accounts and notes receivable                                            102,931             70,118
  Inventories                                                               43,807             41,395
  Prepaid expenses and other current assets                                  9,611              6,482
                                                                     --------------     --------------
    Total Current Assets                                                   171,291            131,764

  Property, plant and equipment, net                                       396,287            403,732
  Intangible assets, net                                                   101,862            107,960
  Other assets, net                                                          6,437              6,942
                                                                     --------------     --------------
    Total Assets                                                          $675,877           $650,398
                                                                     ==============     ==============



LIABILITIES AND PARTNERS' CAPITAL
-----------------------------------
Current Liabilities:
  Accounts payable                                                       $  52,137          $  48,400
  Other current liabilities                                                 38,064             37,695
  Short-term borrowings                                                     18,566             25,520
                                                                     --------------     --------------
    Total Current Liabilities                                              108,767            111,615

  Long-term debt                                                           298,780            279,112
  Other liabilities                                                         12,440             12,402
  Contingencies and commitments

Partners' Capital
  Limited partner                                                          253,305            244,771
  General partner                                                            2,585              2,498
                                                                     --------------     --------------
    Total Partners' Capital                                                255,890            247,269
                                                                     --------------     --------------
    Total Liabilities and Partners' Capital                               $675,877           $650,398
                                                                     ==============     ==============

                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                              For the three months ended      For the nine months ended
                                              ----------------------------  -------------------------------
                                              April 30, 1997 April 30, 1996  April 30, 1997   April 30, 1996
                                              -------------------------------------------------------------

Revenues:
  Gas liquids and related product sales           $181,426       $181,241       $672,604          $522,446
  Other                                             11,447          9,502         35,185            31,266
                                              -------------  -------------  -------------     -------------
    Total revenues                                 192,873        190,743        707,789           553,712

Cost of product sold (exclusive of
  depreciation, shown separately below)            108,018        105,263        412,858           300,844
                                              -------------  -------------  -------------     -------------

Gross profit                                        84,855         85,480        294,931           252,868

Operating expense                                   48,054         45,742        157,768           134,362
Depreciation and amortization expense               10,893          8,703         32,477            25,839
General and administrative expense                   3,466          2,981         11,234             9,535
Vehicle and tank lease expense                       1,949          1,418          5,356             3,621
                                              -------------  -------------  -------------     -------------

Operating income                                    20,493         26,636         88,096            79,511

Interest expense                                    (7,334)        (8,400)       (22,705)          (26,608)
Interest income                                        613            443          1,498             1,068
Loss on disposal of assets                            (114)          (314)          (864)           (1,084)
                                              -------------  -------------  -------------     -------------

Net earnings                                      $ 13,658       $ 18,365       $ 66,025          $ 52,887
                                              =============  =============  =============     =============

















                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                                                                     Total
                                                   Limited          General        partners'
                                                   partner          partner         capital
                                               ----------------  --------------- --------------

July 31, 1996                                         $244,771           $2,498       $247,269

Quarterly distributions                                (56,824)            (580)       (57,404)

Net earnings                                            65,358              667         66,025
                                               ----------------  --------------  ---------------

April 30, 1997                                        $253,305           $2,585       $255,890
                                               ================  =============== ==============


































                 See notes to consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               For the nine months ended
                                                           ----------------------------------
                                                                  April 30,       April 30,
                                                                    1997            1996
                                                           ----------------  ----------------

Cash Flows From Operating Activities:
 Net earnings                                                      $66,025           $52,887
 Reconciliation of net earnings to net cash from
  operating activities:
  Depreciation and amortization                                     32,477            25,839
  Other                                                              3,501             3,068
  Changes in  operating  assets and  liabilities
  net of effects  from  business acquisitions:
    Accounts and notes receivable                                  (33,933)          (21,800)
    Inventories                                                     (2,354)           20,062
    Prepaid expenses and other current assets                       (2,736)              429
    Accounts payable                                                 3,737           (12,573)
    Other current liabilities                                        1,797            (2,602)
    Other                                                               38               704
                                                           ----------------  ----------------
      Net cash provided by operating activities                     68,552            66,014
                                                           ----------------  ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                             (11,663)           (3,342)
 Capital expenditures                                              (12,299)          (10,391)
 Other                                                               2,501             1,427
                                                           ----------------  ----------------
      Net cash used by investing activities                        (21,461)          (12,306)
                                                           ----------------  ----------------

Cash Flows From Financing Activities:
 Distributions                                                     (57,404)          (47,583)
 Additions to long-term debt (exclusive of debt
    assumed in acquisitions)                                        20,951             7,752
 Reductions of long-term debt                                       (2,118)          (94,319)
 Net reductions to short-term borrowings                            (6,954)          (20,000)
 Contributions from partners                                             0           158,372
 Other                                                                (393)                2
                                                           ----------------  ----------------
      Net cash provided (used) by financing activities             (45,918)            4,224
                                                           ----------------  ----------------

Increase in cash and cash equivalents                                1,173            57,932
Cash and cash equivalents - beginning of period                     13,769            29,877
                                                           ----------------  ----------------
Cash and cash equivalents - end of period                          $14,942           $87,809
                                                           ================  ================

Cash paid for interest                                             $25,853           $31,839
                                                           ================  ================







                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                   (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 1997 and April 30, 1996 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:
                                                                                       April 30,        July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $35,914         $33,366
      Appliances, parts and supplies                                                          7,893           8,029
                                                                                    ---------------  ---------------
                                                                                            $43,807         $41,395
                                                                                    ================  ==============

      In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. All such contracts have terms of less than one year and call for payment based on market prices at date of delivery.

     Property, plant and equipment, net consist of:
                                                                                      April 30,         July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $604,646         $596,107
      Less:  accumulated depreciation                                                      208,359          192,375
                                                                                    ---------------  ---------------
                                                                                          $396,287         $403,732
                                                                                    ===============  ===============

     Intangibles, net  consist of:

                                                                                      April 30,         July 31,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Intangibles                                                                         $207,606         $203,761
      Less:  accumulated amortization                                                      105,744           95,801
                                                                                    ---------------  ---------------
                                                                                          $101,862         $107,960
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

F. On April 30, 1996, Ferrellgas, Inc.(the "General Partner") consummated the purchase of all of the stock of Skelgas Propane, Inc. ("Skelgas"), a subsidiary of Superior Propane, Inc. of Toronto, Canada. The cash purchase price, after working capital adjustments, was $86,404,000.

     As of May 1, 1996, the General Partner (i) caused Skelgas and each of its subsidiaries to be merged into the General Partner and (ii) transferred all of the assets of Skelgas and its subsidiaries to Ferrellgas, L.P., (the "Operating Partnership"). In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by the General Partner of certain income tax liabilities, Ferrellgas Partners, L.P. (the "Partnership") issued 41,203 Common Units to the General Partner. The liabilities assumed by the Operating Partnership included the loan agreement under which the General Partner borrowed funds to pay the purchase price for Skelgas. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. The total assets contributed to the Operating Partnership (at the General Partner's cost basis) have been allocated as follows: (i) working capital of $17,934,000, (ii) property, plant and equipment of $62,891,000 and (iii) the balance to intangible assets. The transaction has been accounted for as a purchase and, accordingly, the results of operations of Skelgas have been included in the consolidated financial statements from the dates of contribution.

     The following pro forma financial information assumes the acquisition of Skelgas and the contribution of $157,592,000 by the limited and general partners occurred as of August 1, 1995. The contribution occurred subsequent to the Ferrellgas Partners, L.P. issuance of the 9 3/8% $160,000,000 Senior Secured Notes in April, 1996.

0
                                                                                           Nine months ended
                                                                                    --------------------------------
                                                                                                       Pro Forma
                                                                                      April 30,        April 30,
      (in thousands)                                                                     1997             1996
                                                                                    ---------------  ---------------
      Total revenues                                                                      $707,789         $630,124
      Net earnings                                                                          66,025           60,816


                            FERRELLGAS FINANCE CORP.
                 (a wholly owned subsidiary of Ferrellgas, L.P.)

                                 BALANCE SHEETS

                                                                          April 30,                July 31,
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
                                                                      ===================     ===================



STOCKHOLDER'S EQUITY
---------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                  $1,000                  $1,000

Additional paid in capital                                                          759                     545

Accumulated deficit                                                                (759)                   (545)
                                                                      -------------------     -------------------
Total Stockholder's Equity                                                       $1,000                  $1,000
                                                                      ===================     ===================





                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                   ---------------------------------------    -------------------------------------
                                             Three Months Ended                        Nine Months Ended
                                   ---------------------------------------    -------------------------------------
                                        April 30,            April 30,           April 30,            April 30,
                                           1997                 1996                1997                1996
                                   ---------------------  -----------------   -----------------    ----------------

General and administrative                  $ 169                    $ -               $ 214                $  89
expense

                                   ---------------------  -----------------   -----------------    ----------------
Net loss                                    $(169)                   $ -               $(214)                $(89)
                                   =====================  =================   =================    ================


                        See note to financial statements.
                                       7

                            FERRELLGAS FINANCE CORP.
                    (A wholly owned subsidiary of Ferrellgas,
                                     L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Nine Months Ended
                                                                           -----------------------------------------
                                                                                April 30,             April 30,
                                                                                  1997                   1996
                                                                           --------------------    -----------------

Cash Flows From Operating Activities:
  Net loss                                                                             $ (214)            $   (89)
                                                                           --------------------    -----------------
      Cash used by operating activities                                                  (214)                (89)
                                                                           --------------------    -----------------

Cash Flows From Financing Activities:
 Capital contribution                                                                     214                 545
 Net advance from affiliate                                                                                  (153)
                                                                           --------------------    -----------------
      Cash provided by financing activities                                               214                 392
                                                                           --------------------    -----------------

Increase in cash                                                                            0                 303
Cash - beginning of period                                                              1,000                 697
                                                                           --------------------    -----------------
Cash - end of period                                                                   $1,000              $1,000
                                                                           ====================    =================


                        See note to financial statements.









                          NOTE TO FINANCIAL STATEMENTS
                                 April 30, 1997
                                   (unaudited)

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

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1997 and 1996, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.


Three Months Ended April 30, 1997 vs. April 30, 1996

     Total Revenues. Total revenues increased slightly as compared to the third quarter of fiscal 1996, primarily due to increased sales price per retail gallon, offset by decreased retail propane volumes, and a slight decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     A volatile propane market during the first half of fiscal 1997 caused a significant increase in the cost of product Retail prices remained at higher levels than the prior year to cover some higher cost inventory purchased during the first half of the fiscal year, retail volumes decreased 11.0% to 163,323,000 gallons as compared to 183,458,000 gallons for the same quarter last year, primarily due to significantly warmer than normal temperatures and customer conservation efforts, partially offset by increased volumes attributed to acquisitions. During the quarter, temperatures as reported by the American Gas Association were 14% warmer than the same period last year and 11% warmer than normal.

     Gross Profit. Gross profit decreased slightly to $84,855,000 as compared to $85,480,000 in the third quarter of fiscal 1996, primarily due to the effect of significantly warmer weather, customer conservation efforts and lower trading profits offset by the increased volumes attributed to acquisitions, supply gains and a small increase in retail margins.

     Operating Expenses. Operating expenses increased 5.1% to $48,054,000 as compared to $45,742,000 in the third quarter of fiscal 1996 primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses, partially offset by favorable general liability claims experience.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 25.2% to $10,893,000 as compared to $8,703,000 for the same period last year primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense decreased 12.7% to $7,334,000 as compared to $8,400,000 in the third quarter of fiscal 1996. This decrease is primarily the result of decreased borrowings and, to a lesser extent, a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Nine Months Ended April 30, 1997 vs. April 30, 1996

     Total Revenues. Total revenues increased 27.8% to $707,789,000 as compared to $553,712,000 for the prior period, primarily due to increased sales price per retail gallon, increased retail propane volumes, and an increase in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations).

     A volatile propane market during the first half of fiscal 1997 caused a significant increase in the cost of product which in turn caused an increase in sales price per gallon. Retail volumes increased 7.6% to 600,021,000 gallons as compared to 557,897,000 gallons for the same period last year, primarily due to the increase in volumes related to acquisitions partially offset by warmer than normal temperatures and customer conservation efforts. Fiscal 1997 winter temperatures as reported by the American Gas Association were 6% warmer than the same period last year and 4% warmer than normal. Revenues from other operations increased by $22,298,000 primarily due to increased wholesale marketing volumes and an increased price per gallon.

     Gross Profit. Gross profit increased 16.6% to $294,931,000 as compared to $252,868,000 in the same period last year, primarily as the result of increased volumes attributed to acquisitions, supply gains and a small increase in retail margins, partially offset by the effect of warmer weather and customer conservation efforts.

     Operating Expenses. Operating expenses increased 17.4% to $157,768,000 as compared to $134,362,000 in the same period last year primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses, partially offset by favorable general liability claims experience.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 25.7% to $32,477,000 as compared to $25,839,000 for the same period last year primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense decreased 14.7% to $22,705,000 as compared to $26,608,000 in the same period last year. This decrease is primarily the result of decreased borrowings, and to a lesser extent a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Liquidity and Capital Resources

     The ability of the MLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1997, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the OLP are expected to be provided by cash generated from future operations, existing cash balances and existing bank lines. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,887,420 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $68,552,000 for the nine months ended April 30, 1997, compared to $66,014,000 for the same period last year. This increase is primarily due to the effect on net income and accrued interest payable by the April 1996 contribution of the proceeds from the MLP Senior Notes partially offset by increased receivables and inventory balances caused by the effect of higher propane prices experienced during the second quarter of fiscal 1997 and the impact of acquisitions.

     Investing Activities. During the nine months ended April 30, 1997, the Partnership made total acquisition capital expenditures of $10,484,000 (including working capital acquired of $114,000). This amount was funded by $11,663,000 cash payments (including $1,771,000 for transition costs previously accrued for fiscal 1996 acquisitions) and $592,000 in other costs and consideration.

     During the nine months ended April 30, 1997, the Partnership made growth and maintenance capital expenditures of $12,299,000 consisting primarily of the following: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating and upgrading district plant facilities, and 4) development and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1997, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1996 levels.

     Financing Activities. During the nine months ended April 30, 1997, the Partnership borrowed $13,997,000 from its Credit Facility to fund expected seasonal working capital needs, business acquisitions, and capital expenditures. At April 30, 1997, $58,500,000 of borrowings were outstanding under the revolving portion of the Credit Facility. In addition, letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $26,570,000. At April 30, 1997, the Operating Partnership had $119,930,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On May 19, 1997, the Operating Partnership declared a cash distribution of $23,260,758 to its limited partner, payable June 13, 1997. The distribution will fund Ferrellgas Partners, L.P.'s cash distribution to its unitholders and the $7,500,000 interest payment on its Senior Subordinated Notes. The interest payment on the Notes covers the period from December 15, 1996 to June 14, 1997. The next interest payment on the Notes will take place on December 15, 1997.

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


                                    FERRELLGAS, L.P.

                                    By Ferrellgas, Inc. (General Partner)


Date: June 13, 1997                 By     /s/ Danley K. Sheldon
                                           Danley K. Sheldon
                                           President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)





                                    FERRELLGAS FINANCE CORP.



Date: June 13, 1997                 By     /s/ Danley K. Sheldon
                                           Danley K. Sheldon
                                           President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)