Form 10-K
period 1997-07-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1997-10-29
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file numbers:       33-53379
                               33-53379-01


                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.

           (Exact name of registrants as specified in their charters)


             Delaware                                    43-1698481
             Delaware                                    43-1677595
States or other jurisdictions of           (I.R.S. Employer Identification Nos.)
incorporation or organization)

                   One Liberty Plaza, Liberty, Missouri 64068

               (Address of principal executive offices) (Zip Code)

Registrants' telephone number, including area code: (816) 792-1600

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     At September 16, 1997, Ferrellgas Finance Corp. had 1,000 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference:    None

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                         Page
                                     PART I
ITEM     1.     BUSINESS...................................................1
ITEM     2.     PROPERTIES.................................................8
ITEM     3.     LEGAL PROCEEDINGS..........................................9
ITEM     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........9

                                     PART II

ITEM     5.     MARKET FOR THE REGISTRANT'S UNITS AND
                RELATED UNITHOLDER MATTERS.................................9
ITEM     6.     SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA...........9
ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11
ITEM     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............16
ITEM     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.......................16

                                    PART III

ITEM    10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.......17
ITEM    11.     EXECUTIVE COMPENSATION....................................18
ITEM    12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT............................................21
ITEM    13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............22

                                     PART IV

ITEM    14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K.......................................23

                                     PART I

ITEM 1.       BUSINESS.

Business of Ferrellgas Partners, L.P.

     Ferrellgas Partners, L.P. (the "Master Limited Partnership" or the "MLP"), is a Delaware limited partnership which was formed on April 19, 1994. The MLP's Common Units are listed on the New York Stock Exchange. The MLP's activities are conducted through its subsidiary Ferrellgas, L.P. (the "Operating Partnership" or the "OLP"). The MLP, with a 99% limited partner interest, is the sole limited partner of the Operating Partnership. The MLP and the Operating Partnership are together referred to herein as the "Partnership". The Operating Partnership accounts for nearly all of the MLP's consolidated assets, sales and operating earnings. The MLP's consolidated net earnings also reflect interest expense related to $160 million of 9 3/8% Senior Secured Notes issued by the MLP in April 1996.

Business of Ferrellgas, L.P.

     The Operating Partnership, a Delaware limited partnership, was formed on April 22, 1994, to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company", "Ferrellgas", and "General Partner"). The Company has retained a 1% general partner interest in the MLP and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

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

     The General Partner believes that the Partnership is the second largest retail marketer of propane in the United States (as measured by gallons sold), serving more than 800,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 513 retail outlets with 295 satellite locations in 38 states (some outlets serve interstate markets). For the Partnership's fiscal years ended July 31, 1997, 1996 and 1995, annual retail propane sales volumes were 694 million, 650 million, and 576 million gallons, respectively. The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on its customers' premises, as well as to portable propane cylinders.

     The General Partner also believes that the Partnership is a leading natural gas liquids trading company. Annual propane and natural gas liquids trading, chemical feedstocks and wholesale propane sales volumes were approximately 1.2 billion, 1.7 billion and 1.5 billion gallons during the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

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

   Business Strategy

     The Partnership's business strategy is to continue Ferrellgas' historical focus on residential and commercial retail propane operations and to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States and through increased competitiveness and efforts to acquire new customers. The propane industry is relatively fragmented, with the ten largest retail distributors possessing approximately 33% of the total retail propane market and much of the industry consisting of over 5,000 local or regional distributors. The Partnership's retail operations account for approximately 8% of the retail propane purchased in the United States, as measured by gallons sold. Since 1986, and as of July 31, 1997, Ferrellgas has acquired 108 smaller independent propane retailers which Ferrellgas believes were not individually material, except for the acquisition of Skelgas Propane, Inc. ("Skelgas") in May 1996 and Vision Energy Resources, Inc. ("Vision") in November 1994. For the fiscal years ended July 31, 1997 to 1993, the Partnership or its predecessor invested approximately $38.8 million, $108.8 million, $70.1 million, $3.4 million, and $0.9 million, respectively, to acquire operations with annual retail sales of approximately 20.5 million, 111.8 million, 70.0 million, 2.9 million, and 0.7 million gallons of propane, respectively.

     The Partnership intends to concentrate its acquisition activities in geographical areas in close proximity to the Partnership's existing operations and to acquire propane retailers that can be efficiently combined with such existing operations to provide an attractive return on investment after taking into account the efficiencies which may result from such combination. However, the Partnership will also pursue acquisitions which broaden its geographic coverage. The Partnership's goal in any acquisition will be to improve the operations and profitability of these smaller companies by integrating them into the Partnership's established supply network. The General Partner regularly evaluates a number of propane distribution companies which may be candidates for acquisition. The General Partner believes that there are numerous local retail propane distribution companies that are possible candidates for acquisition by the Partnership and that the Partnership's geographic diversity of operations helps to create many attractive acquisition opportunities. The Partnership intends to fund acquisitions through internal cash flow, external borrowings or the issuance of additional Common Units. The Partnership's ability to accomplish these goals will be subject to the continued availability of acquisition candidates at prices attractive to the Partnership. There is no assurance the Partnership will be successful in sustaining the recent level of acquisitions or that any acquisitions that are made will prove beneficial to the Partnership.

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

     The retail propane marketing business generally involves large numbers of small volume deliveries averaging approximately 200 gallons each. The market areas are generally rural but also include suburban areas for industrial applications where natural gas service is not available.

     The Partnership utilizes marketing programs targeting both new and existing customers emphasizing its superior ability to deliver propane to customers as well as its training and safety programs. The Partnership sells propane primarily to four specific markets: residential, industrial/commercial, agricultural and other (principally to other propane retailers and as engine fuel). During the fiscal year ended July 31, 1997, sales to residential customers accounted for 61% of retail gross profit, sales to industrial and other commercial customers accounted for 24% of retail gross profit, and sales to agricultural and other customers accounted for 15% of retail gross profit. Residential sales have a greater profit margin, more stable customer base and tend to be less sensitive to price changes than the other markets served by the Partnership. No single customer of the Partnership accounts for 10% or more of the Partnership's consolidated revenues.

     Profits in the retail propane business are primarily based on margins, the cents-per-gallon difference between the purchase price and the sales price of propane. The Partnership generally purchases propane in the contract and spot markets, primarily from major oil companies, on a short-term basis, therefore, its supply costs fluctuate with market price fluctuations. Should wholesale propane prices decline in the future, the Partnership's margins on its retail propane distribution business should increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Should the wholesale cost of propane increase, for similar reasons retail margins and profitability would likely be reduced at least for the short-term until retail prices can be increased. Retail propane customers typically lease their storage tanks from their propane distributors. Approximately 70% of the Partnership's customers lease their tank from the Partnership. The lease terms and, in some states, certain fire safety regulations, restrict the filling of a leased tank solely to the propane supplier that owns the tank. The cost and inconvenience of switching tanks minimizes a customers tendency to switch among suppliers of propane on the basis of minor variations in price.

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

Supply and Distribution

     The Partnership purchases propane primarily from major domestic oil companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. As a result of (i) the Partnership's ability to buy large volumes of propane and (ii) the Partnership's large distribution system and underground storage capacity, the General Partner believes that the Partnership is in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors. The Partnership is not dependent upon any single supplier or group of suppliers, the loss of which would have a material adverse effect on the Partnership. For the year ended July 31, 1997, no supplier at any single delivery point provided more than 10% of the Partnership's total domestic propane supply. A portion of the Partnership's propane inventory is purchased under supply contracts which typically have a one year term and a fluctuating price relating to spot market prices. Certain of the Partnership's contracts specify certain minimum and maximum amounts of propane to be purchased thereunder. The Partnership may purchase and store inventories of propane in order to help insure uninterrupted deliverability during periods of extreme demand. The Partnership owns three underground storage facilities with an aggregate capacity of approximately 184 million gallons. Currently, approximately 142 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     Propane is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to retail distribution outlets and wholesale customers by railroad tank cars leased by the Partnership and highway transport trucks owned or leased by the Partnership. The Partnership operates a fleet of transport trucks to transport propane from refineries, natural gas processing plants or pipeline terminals to its retail distribution outlets. Common carrier transport trucks may be used during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. Propane is then transported from the Partnership's retail distribution outlets to customers by its fleet of 1,605 bulk delivery trucks, which are fitted generally with 2,000 to 3,000 gallon propane tanks. Propane storage tanks located on the customers' premises are then filled from the delivery truck. Propane is also delivered to customers in portable cylinders.

Industry and Competition

   Industry

     Based upon information contained in the Energy Information Administration's Annual Energy Review 1996 magazine, propane accounts for approximately 3-4% of household energy consumption in the United States, an average level which has remained relatively constant for the past 19 years. It competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in those parts of the country where propane is cheaper than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. The Partnership's residential retail propane customers, therefore, will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Likewise, the Partnership may be unable to expand its customer base in areas where fuel oil is widely used, particularly the Northeast, unless propane becomes significantly less expensive than fuel oil. Alternatively, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price. Propane generally is becoming increasingly favored over fuel oil and other alternative sources of fuel as an environmentally preferred energy source.

   Competition

     In addition to competing with marketers of other fuels, the Partnership competes with other companies engaged in the retail propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger multi-state marketers and the smaller, local independent marketers. Based upon information contained in the National Propane Gas Association's LP-Gas Market Facts and the January 1997 issue of LP Gas magazine, the Partnership believes that the ten largest multi-state retail marketers of propane, including the Partnership, account for approximately 33% of the total retail sales of propane in the United States. Based upon information contained in industry publications, the Partnership also believes no single marketer has a greater than 10% share of the total market in the United States and that the Partnership is the second largest retail marketer of propane in the United States, with a market share of approximately 8% as measured by volume of national retail propane sales.

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

   Trading

     The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 110 suppliers, however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents over 50% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. The Partnership attempts to minimize trading risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through credit checks and application of its credit policies. However, there can be no assurance that historical experience or the existence of such policies will prevent trading losses in the future. For the Partnership's fiscal years ended July 31, 1997, 1996 and 1995 net revenues of $5.5 million, $7.3 million, and $5.8 million, respectively, were derived from trading activities.

   Chemical Feedstocks Marketing

     The Partnership is also involved in the marketing of refinery and petrochemical feedstocks. Petroleum by-products are purchased from refineries and sold to petrochemical plants. The Partnership leases 361 railroad tank cars to facilitate product delivery. Revenues of $29.8 million, $44.4 million and $91.9 million were derived from such activities for the Partnership's fiscal years ended July 31, 1997, 1996 and 1995, respectively.

   Wholesale Marketing

     The Partnership engages in the wholesale distribution of propane to other retail propane distributors. During the fiscal years ended July 31, 1997, 1996 and 1995, the Partnership sold 123 million, 104 million and 96 million gallons, respectively, of propane to wholesale customers and had revenues attributable to such sales of $68.7 million, $42.6 million and $33.5 million, respectively.

Employees

     The Partnership has no employees and is managed by the General Partner pursuant to the Partnership Agreement. At July 31, 1997, the General Partner had 3,370 full-time employees and 837 temporary and part-time employees. At July 31, 1997, the General Partner's full-time employees were employed in the following areas:

    Retail Locations                                                2,834
    Transportation and Storage                                        219
    Corporate Offices (Liberty, MO & Houston, TX)                     317
                                                                  ==========
                           Total                                    3,370
                                                                  ==========

     Approximately   one  percent  of  the  General   Partner's   employees  are
represented by six local labor unions, which are all affiliated with the International Brotherhood of Teamsters. The General Partner has not experienced any significant work stoppages or other labor problems.

     The Partnership's supply, trading, chemical feedstocks marketing, distribution scheduling and product accounting functions are operated primarily out of the Partnership's offices located in Houston, by a total full-time corporate staff of 83 people.

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

     With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). National Fire Protection Association Pamphlet No. 58, which establishes a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. There are no material environmental claims pending and the Partnership complies in all material respects with all material governmental regulations and industry standards applicable to environmental and safety matters, except as it relates to the DOT Final Interim Rule on emergency shut off valves. The DOT has determined that all existing emergency shut off devices used on propane cargo vessels fail to comply with the existing Emergency Discharge Control Regulation 49CFR 178.337-11. Accordingly, the DOT has issued a Final Interim Rule that requires all transporters of propane to implement revised procedures to ensure immediate activation of the emergency shut off device in the event of a catastrophic failure of a cargo vehicle's discharge system. The Partnership is working with both the DOT and outside experts to develop a system that complies with the existing Emergency Discharge Control Regulations as well as the provisions of the Final Interim Rule.

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

                                                                             Owned       Leased        Total
         Truck tractors ...................................................      106         48          154
         Transport trailers................................................      256         31          287
         Bulk delivery trucks..............................................      951        654        1,605
         Pickup and service trucks.........................................    1,015        442        1,457
         Railroad tank cars................................................        -        361          361

     The transport  trailers  have an average  capacity of  approximately  9,000 gallons. The bulk delivery trucks are generally fitted with 2,000 to 3,000 gallon propane tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.

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

     Approximately 697,000 propane tanks are owned by the Partnership, most of which are located on customer property and leased to those customers. The Partnership also owns approximately 638,000 portable propane cylinders, most of which are leased to industrial and commercial customers for use in manufacturing and processing needs, including forklift operations, and to residential customers for home heating and cooking, and to local dealers who purchase propane from the Partnership for resale.

     The Partnership owns underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah. At July 31, 1997, the capacity of these facilities approximated 88 million gallons, 88 million gallons and 8 million gallons, respectively (an aggregate of approximately 184 million gallons). Currently, approximately 142 million gallons of this capacity is leased to third parties. The remaining space is available for the Partnership's use.

     The Partnership owns the land and two buildings (50,245 square feet of office space) comprising its corporate headquarters in Liberty, Missouri, and leases the 27,696 square feet of office space in Houston, Texas, where its trading, chemical feedstocks marketing and wholesale marketing operations are primarily located.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended July 31, 1997.

                                                      PART II

ITEM 5.       MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

     The Operating Partnership does not have an established trading market for a class of common equity. The Operating Partnership's only limited partner, Ferrellgas Partner, L.P. owns 98.9899% of the Operating Partnership's equity, while Ferrellgas, Inc., has a 1.0101% general partner equity share. The Operating Partner does not have any publicly traded equity.


ITEM 6.       SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

     The following table presents selected consolidated historical and pro forma financial data of the Partnership and Predecessor.

(in thousands)





                                                                 Ferrellgas, L.P.                              (Predecessor)
                                        ---------------------------------------------------------------- -------------------------
                                       Historical   Historical   Historical  Pro Forma      Historical Historical Eleven Historical
                                       Year Ended   Year Ended   Year Ended  Year Ended    Inception to   Months Ended    Year Ended
                                        July 31,    July 31,     July 31,      July 31,       July 30,     July 30,        July 31,
                                         1997          1996        1995         1994(1)        1994          1994           1993
                                        ----------- -----------  ----------   -----------   ------------  ------------   -----------
Income Statement Data:
    Total revenues                      $804,298     $653,640     $596,436    $526,556      $ 24,566      $501,990       $541,945
    Depreciation and amortization         43,789       37,024       32,014      28,835         2,383        26,452         30,840
    Operating income (loss)               68,846       62,506       55,928      68,631        (2,391)       71,522         58,553
    Interest expense                      30,341       33,822       31,993      28,130         2,662        53,693         60,071
    Earnings (loss) from continuing       39,068       28,764       24,064      39,909        (5,026)       12,337            109
    operations
    Partnership distributions (2)         80,902       63,504       52,180           0             0             -              -

Balance Sheet Data (at end of period):
    Working capital                     $ 21,182     $ 20,149     $ 28,929    $ 34,948      $ 34,948      $ 91,912       $ 74,408
    Total assets                         653,777      650,398      578,596     477,193       477,193       592,664        573,376
    Payable to (receivable from)
     parent and affiliates                                                                                  (4,050)          (916)
    Long-term debt                       327,334      279,112      338,188     267,062       267,062       476,441        489,589
    Stockholder's equity                                                                                    22,829         11,359

Partners' Capital:
    Limited partners                    $203,360     $244,771     $118,638    $121,393      $121,393             -               -
    General Partner                        2,075        2,498        1,211       1,239         1,239             -               -

Operating Data:
    Retail propane sales volumes
     (in gallons)                        693,995      650,214      575,935     564,224        23,915        540,309       553,413
    Capital expenditures (3):
        Maintenance                     $ 10,137     $  6,657     $  8,625    $  5,688      $    911      $   4,777      $ 10,527
        Growth                             6,055        6,654       11,097       4,032           983          3,049         2,851
        Acquisition                       38,780      108,803       70,069       3,429           878          2,551           897
                                        ----------- -----------  ----------   -----------   ------------  ------------   -----------
            Total                       $ 54,972     $122,114     $ 89,791    $ 13,149      $ 2,772       $  10,377      $ 14,275
                                        =========== ===========  ==========   ===========   ============  ============   ===========
Supplemental Data:
    Earnings (loss) before
    depreciation,amortization           $112,635     $ 99,530     $ 87,941    $ 97,466      $    (8)      $  97,974      $ 89,393
    interest and taxes (4)


(1) The pro forma year ended July 31, 1994 includes the eleven months ended June 30, 1994 and historical financial data of the partnership for the period from inception, July 5, 1994, to July 31, 1994 (adjusted principally for the pro forma effect on interest expense resulting from the early retirement of debt net of additional borrowings).

(2) No cash distributions were declared by the Operating Partnership from inception to July 31, 1994. Fiscal 1997 distributions included amounts for the interest expense owed by the MLP on the $160 million of 9 3/8% Senior Secured Notes issued by the MLP in April 1996.

(3) The Partnership's capital expenditures fall generally into three categories: (i) maintenance capital expenditures, which include expenditures for repair and replacement of property, plant and equipment;
     (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Partnership's customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisitions of retail propane operations. Acquisition capital expenditures represent total cost of acquisition less working capital acquired.

(4) EBITDA is calculated as operating income (loss) plus depreciation and amortization. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution. EBITDA is a non-GAAP measure, but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. In addition, EBITDA is not intended as an alternative to earnings (loss) from continuing operations or net earnings (loss).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Except for the $160,000,000 of 9 3/8% Senior Secured Notes issued in April 1996 by the MLP (the "MLP Senior Notes") and the related interest expense, the Operating Partnership accounts for nearly all of the consolidated assets, sales, and earnings of the MLP. When the discussion refers to both MLP and OLP, the term "Partnership" may be used.

   Statements included in this report that are not historical facts, including a statement concerning the Partnership's belief that the OLP will have sufficient funds to meet its obligations to enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and to enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units, are forward-looking statements.

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates g) governmental legislation and regulations, h) energy efficiency and technology trends and (i) other factors that are discussed in the Partnership's filings with the Securities and Exchange Commission.

General

     The Partnership is engaged in the sale, distribution, marketing and trading of propane and other natural gas liquids. The Partnership's revenue is derived primarily from the retail propane marketing business. The General Partner believes the Partnership is the second largest retail marketer of propane in the United States, based on gallons sold, serving more than 800,000 residential, industrial/commercial and agricultural customers in 45 states and the District of Columbia through approximately 513 retail outlets and 295 satellite locations. Annual retail propane sales volumes were 694 million, 650 million, and 576 million gallons for the fiscal years ended July 31, 1997, 1996, and 1995, respectively.

     The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel, which is burned in internal combustion engines that power vehicles and forklifts and as a heating or energy source in manufacturing and drying processes.

     The Partnership is also engaged in the trading of propane and other natural gas liquids, chemical feedstocks marketing and wholesale propane marketing. Through its natural gas liquids trading operations and wholesale marketing, the Partnership is one of the largest independent traders of propane and natural gas liquids in the United States. In fiscal year 1997, the Partnership's wholesale and trading sales volume was approximately 1.2 billion gallons of propane and other natural gas liquids, almost 50% of which was propane.

     The Partnership's traders are engaged in trading propane and other natural gas liquids for the Partnership's account and for supplying the Partnership's retail and wholesale propane operations. The Partnership primarily trades products purchased from its over 110 suppliers, however, it also conducts transactions on the New York Mercantile Exchange. Trading activity is conducted primarily to generate a profit independent of the retail and wholesale operations, but is also conducted to insure the availability of propane during periods of short supply. Propane represents over 44% of the Partnership's total trading volume, with the remainder consisting principally of various other natural gas liquids. The Partnership attempts to minimize trading risk through the enforcement of its trading policies, which include total inventory limits and loss limits, and attempts to minimize credit risk through credit checks and application of its credit policies. However, there can be no assurance that historical experience or the existence of such policies will prevent trading losses in the future. For the Partnership's fiscal years ended July 31, 1997, 1996 and 1995, net revenues from trading activities were $5.5 million, $7.3 million and $5.8 million, respectively.

Selected Quarterly Financial Data
(in thousands, except per unit data)

     Due to the seasonality of the retail propane business, first and fourth quarter revenues, gross profit and net earnings are consistently less than the comparable second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, variations in the weather and fluctuations in propane prices.

Fiscal 1997

During the first three quarters of fiscal 1997, the Partnership experienced increased revenues and gross profit due to the affect of acquisitions in the fourth quarter of fiscal 1996 and significantly higher wholesale propane product costs, partially offset by the impact of warmer weather. The fourth quarter gross profit was negatively affected by a cumulative inventory costing adjustment that related to the prior three quarters. This inventory costing adjustment contributed to approximately .3%, 1.4%, and 1.0%, as a percentage of revenues, of the Partnership's gross profit increase in the first, second and third quarters of fiscal 1997, respectively. In addition, net earnings (loss) for the third and fourth quarters of fiscal 1997 were positively affected by favorable general liability claims experience. The following presents the Partnership's selected quarterly financial data for the two years ended July 31, 1997.

Fiscal year ended July 31, 1997

                                              First              Second                Third               Fourth
                                             Quarter             Quarter              Quarter              Quarter
                                        ----------------     ----------------      ---------------     ---------------

Revenues                                       $167,860             $347,056             $192,873             $96,509
Gross profit                                     66,785              143,291               84,855              39,239
Net earnings (loss)                              (6,403)              58,770               13,658             (26,957)

Fiscal year ended July 31, 1996
                                               First              Second                Third               Fourth
                                              Quarter             Quarter              Quarter              Quarter
                                        ----------------     ----------------      ---------------     ---------------

Revenues                                       $124,588             $238,381             $190,743             $99,928
Gross profit                                     55,479              111,909               85,480              44,458
Earnings (loss) before
  extraordinary loss                             (7,378)              41,900               18,365             (24,123)
Net earnings (loss) (1)                          (7,378)              41,900               18,365             (25,098)

(1) Reflects a $965 extraordinary loss on early retirement of debt, net of minority interest of $10.

Results of Operations

   Fiscal Year Ended July 31, 1997 versus Fiscal Year Ended July 31, 1996

     Total Revenues. Total revenues increased 23.0% to $804,298,000 as compared to $653,640,000 in the prior year, primarily due to increased sales price per retail gallon, increased retail propane volumes, and to a lesser extent an increase in revenues from other operations (net trading operations, wholesale propane marketing and chemical feedstocks marketing).

     A volatile propane market during the first half of fiscal 1997 caused a significant increase in the cost of product which in turn caused an increase in sales price per gallon. Retail volumes increased by 6.7% or 44 million gallons, primarily due to the increase in volumes related to acquisitions partially offset by the affect of warmer weather during fiscal 1997 as compared to fiscal 1996 and by customer conservation efforts. Fiscal 1997 winter temperatures, as reported by the American Gas Association, were 6% warmer than the prior year and 4% warmer than normal.

     The 10.2% increase in revenues from other operations to $103,971,000 is due to an increase in wholesale marketing volumes and sales price per gallon, partially offset by a decrease in chemical feedstocks marketing revenues. Wholesale marketing volumes increased primarily due to the effect of acquisitions while price increased as a result of increased cost of product. Chemical feedstocks volumes decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies. Unrealized gains and losses on options, forwards, and futures contracts were not significant at July 31, 1997 and 1996, respectively.

     Gross Profit. Gross profit increased 12.4% to $334,170,000 as compared to $297,326,000 in the 1996 fiscal year, primarily due to an increase in retail sales gross margin, partially offset by a decrease in gross profits from other operations. Retail operations results increased primarily due to the increase in volumes attributed to acquisitions and an increase in retail margins, partially offset by the effect of warmer weather and customer conservation efforts. Wholesale marketing and chemical feedstocks is comprised of low margin sales, therefore, the net increase in revenues did not significantly affect gross profit.

     Operating Expenses. Operating expenses increased 10.5% to $198,271,000 as compared to $179,462,000 in the prior year primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses, partially offset by favorable general liability claims experience.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 18.3% to $43,789,000 as compared to $37,024,000 for the prior year due primarily to acquisitions of propane businesses.

     Interest expense. Interest expense decreased 10.3% from the prior year. This decrease is primarily due to the result of reduced borrowings and to a lesser extent an overall decrease in interest rates on borrowings during the year. The OLP significantly reduced its borrowings in April 1996, subsequent to receiving a contribution from the MLP after the MLP had issued the MLP Senior Notes.


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

     Retail volumes increased by 12.9% or 74 million gallons, primarily due to the affect of colder weather during fiscal 1996 as compared to fiscal 1995 and acquisition related growth. Fiscal 1996 winter temperatures, as reported by the American Gas Association, were 14.3% colder than the prior year and 3.0% colder than normal. Colder winter temperatures also caused higher cost of product which in turn produced a corresponding increase in sales price per gallon as compared to the prior fiscal year.

     The 28.5% decrease in revenues from other operations to $94,318,000 is primarily due to a decrease in chemical feedstocks marketing revenues due to a decrease in sales volume and selling price. Both volume and price decreased as a result of decreased availability of product from refineries and decreased demand from petrochemical companies. Unrealized gains and losses on options, forwards, and futures contracts were not significant at July 31, 1996 and 1995, respectively.

     The acquisition of Skelgas in May 1996 did not have a significant affect on fiscal 1996 revenues due to the expected low retail volumes in the fourth quarter of fiscal 1996. The Partnership expects fiscal 1997 retail propane revenues to increase primarily due to the full fiscal year impact of the Skelgas acquisition. Due to, among other factors, the uncertainty in both fiscal 1997 temperature levels and sales price per gallon, the Partnership is unable to predict the impact of the Skelgas acquisition on future revenues. During the nine months ended April 30, 1996, Skelgas sold approximately 87 million retail propane gallons, however, temperatures were 3.0% colder than normal.

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

     Interest expense and extraordinary loss. Interest expense increased 5.7% over the prior year. This increase is primarily the result of the increased net borrowings from the Operating Partnership's revolving credit loans during the first nine months of the year, partially offset by decreasing interest rates during the first nine months of the year.

     The extraordinary charge of $975,000 is due to the write off of unamortized debt issuance costs as a result of the refinancing of the $50,000,000 of floating rate debt previously issued by the Operating Partnership.

Liquidity and Capital Resources

     The ability of the OLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1998, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the Partnership are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines, the MLP or OLP may issue additional debt or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,887,420 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $92,158,000 for the year ended July 31, 1997, compared to $64,396,000 in the prior year. This increase is primarily due to the decrease in accounts receivable related to timing of trading activity at year end and increased earnings prior to non-cash deductions.

     Investing Activities. The Partnership made total acquisition capital expenditures of $40,200,000 (including working capital acquired of $1,420,000) during fiscal 1997. This amount was funded by $36,114,000 cash payments (including $795,000 for transition costs previously accrued for fiscal 1996 acquisitions) and $4,881,000 in other costs and consideration.

     During the year ended July 31, 1997, the Partnership made growth and maintenance capital expenditures of $16,192,000 primarily for the following purposes: 1) additions to Partnership-owned customer tanks and cylinders, 2) vehicle lease buyouts, 3) relocating the Houston office and relocating and upgrading district plant facilities, and 4) development of an enhanced gas inventory management system and upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long. The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues to seek expansion of its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1998, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1997 levels.

     Financing Activities. During the fiscal year ended July 31, 1997, the Partnership borrowed $41,729,000 under its $255,000,000 Credit Facility (the "Credit Facility") to fund expected seasonal working capital needs, business acquisitions, and capital expenditures. At July 31, 1997, $86,400,000 of borrowings were outstanding under the revolving portion of the Credit Facility. In addition, letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $24,102,000. At July 31, 1997, the Operating Partnership had $94,498,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. The Partnership typically has significant cash needs during the first quarter due to expected low revenues, increasing inventories and the Partnership's cash distribution paid in mid-September.

     On April 26, 1996, the MLP issued the MLP Senior Notes. The MLP Senior Notes will be redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. The MLP Senior Notes will become guaranteed by the OLP on a senior subordinated basis if certain conditions are met. The Amended and Restated Credit Agreement and the OLP Senior Note Indenture currently prohibit the OLP from guaranteeing any indebtedness unless, among meeting other conditions, the fixed charge coverage ratio for the OLP meets certain levels at prescribed dates. Currently the OLP does not meet such conditions and, therefore, there can be no assurance as to whether or when this guarantee will occur. Interest is payable semi-annually in arrears on June 15 and December 15. The OLP also has outstanding $200,000,000 of 10% Fixed Rate Senior Notes due 2001. These notes are redeemable, at the option of the OLP, anytime on or after August 1, 1998 with a premium through August 1, 2000.

     On July 31, 1996, the OLP amended and restated its $205,000,000 Credit Facility (with Bank of America National Trust & Savings Association ("BofA"), as Agent. Among other changes, the amendment increased the maximum borrowing amount to $255,000,000 and extended the termination date of the revolving line of credit to July 1999. The unsecured Credit Facility permits borrowings of up to $185,000,000 on a senior unsecured revolving line of credit basis to fund general corporate, working capital and acquisition purposes (of which up to $50,000,000 is available to support letters of credit). The Credit Facility also provides an unsecured revolving line of credit for additional working capital needs of $20,000,000. The Partnership anticipates either exercising a renewal for up to one year or refinancing any amounts still owed in July 1999. The Credit Facility also includes an unsecured term loan due June 1, 2001 (the "Refinancing Loan ") which was used to refinance the OLP's $50,000,000 Floating Rate Series B Senior Notes (the "Floating Senior Notes").

     To offset the variable rate characteristic of the Credit Facility, the OLP has entered into interest rate collar agreements, expiring between June and December 1998 with three major banks, that effectively limit interest rates on a certain notional amount between 4.9% and 6.5% under the current pricing arrangement. At July 31, 1997, the total notional principal amount of these agreements was $125,000,000.

     During the year ended July 31, 1997, the OLP distributed enough funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. These distributions covered the period from May 1, 1996 to April 30, 1997. On August 19, 1997, the MLP declared its fourth-quarter cash distribution of $0.50 per limited partner unit, which was paid September 12, 1997. The MLP's annualized distribution is presently $2.00 per limited partner unit.

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


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The OLP's Consolidated Financial Statements and the Reports of Certified Public Accountants thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Item 7 for Selected Quarterly Financial Data.



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

     The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At July 31, 1997, 3,370 full-time and 837 temporary and part-time individuals were employed by the General Partner.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the directors and executive officers of the General Partner at July 31, 1997. Each of the persons named below is elected to their respective office or offices annually. None of the executive officers have entered into employment agreements with the General Partner.

                                    Director
Name                      Age        Since      Position
James E. Ferrell          57          1984       Chairman of the Board, Chief
                                                 ExecutiveOfficer and a
                                                 Director of the General Partner

Danley K. Sheldon         39                     President, Chief Financial
                                                 Officer and Treasurer

Patrick J. Chesterman     47                     Senior Vice President, Supply

James M. Hake             37                     Vice President, Acquisitions

Robert J. Wikse           48                     Vice President, Administration

Daniel M. Lambert         56           1994      Director of the General Partner

A. Andrew Levison         41           1994      Director of the General Partner

     James E. Ferrell--Mr. Ferrell has been with Ferrell or its predecessors and its affiliates in various executive capacities since 1965.

     Danley K. Sheldon--Mr. Sheldon has been President of the Company since October 1996 and Chief Financial Officer of the Company since January 1994. He served as Treasurer since 1989 and joined the Company in 1986.

     Patrick J. Chesterman--Mr. Chesterman has been Senior Vice President, Supply since September 1997. After joining the Company in June, 1994, he had one-year assignments as Vice President-Retail Operations, Director of Human Resources and Director of Field Support. Prior to joining the Company, Mr. Chesterman was Director of Fuels Policy and Operations for the U.S. Air Force.

     James M. Hake--Mr. Hake has been Vice President, Acquisitions of the Company since October, 1994. He joined the Company in 1986.

     Robert J. Wikse--Mr. Wikse has been Vice President, Administration since his appointment in January 1995. After joining the Company in July, 1991, he had a three-year assignment as Region Director of Western US -Retail Operations.

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

ITEM 11.      EXECUTIVE COMPENSATION.

   Summary Compensation Table

     The following table sets forth the compensation for the past three years of the Company's Chief Executive Officer ("CEO") and the Company's four most highly compensated executive officers other than the Chief Executive Officer ("named executive officers"), who were serving as executive officers at the end of the 1997 fiscal year.

                                                                        Long-Term Compensation
                                                                    -------------------------------
                                           Annual Compensation          Awards         Pay-outs
                                         -------------------------  --------------- ---------------
                                                                        Stock         Long-Term
                                                                       Options/       Incentive           All Other
            Name and                       Salary        Bonus           SARs          Payouts          Compensation
       Principal Position         Year       ($)          ($)            (#)             ($)                 ($)
--------------------------------- ------ ------------ ------------  --------------- ---------------    ----------------
James E. Ferrell                   1997      480,000            0          ---             ---                    32,126       (1)
   Chairman and Chief Executive    1996      480,000            0          ---             ---                    16,801
   Officer                         1995      480,000      180,000          ---             ---                    36,977

Danley K. Sheldon                  1997      218,221            0       30,000             ---                    15,440       (1)
   President, Chief Financial      1996      177,500      100,000          ---             ---                    13,972
   Officer and Treasurer           1995      165,000       50,000       70,000             ---                    15,897

Patrick J. Chesterman              1997      132,917       27,500       20,000             ---                     9,087       (1)
   Senior Vice President, Supply

James A. Hake                      1997      120,000       90,000       15,000             ---                    13,592       (1)
   Vice President, Acquisitions    1996      120,000       85,000          ---             ---                     9,962
                                   1995      112,583       60,000       36,000             ---                    10,424

Robert J. Wikse                    1997      125,000       14,700          ---             ---                     6,245       (1)
   Vice President,  Administration

 (1) Includes for Mr. Ferrell contributions of $14,814 to the employee's 401(k) and profit sharing plans and compensation of $17,312 resulting from the payment of life insurance premiums. Includes for Mr. Sheldon contributions of $15,300 to the employee's 401(k) and profit sharing plans and compensation of $140 resulting from the payment of life insurance premiums. Includes for Mr. Chesterman contributions of $8,443 to the employee 401(k) and profit sharing plans and compensation of $644 resulting from the payment of life insurance premiums. Includes for Mr. Hake contributions of $12,866 to the employee's 401(k) and profit sharing plans and compensation of $726 resulting from the payment of life insurance premiums. Includes for Mr. Wikse contributions of $5,985 to the employee's 401(k) and profit sharing plans and compensation of $260 resulting from the payment of life insurance premiums.

     Unit Options

     On October 14, 1994, the General Partner adopted the Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan") pursuant to which key employees are granted options to purchase the MLP's Subordinated Units. The purpose of the Unit Option Plan is to encourage certain employees of the General Partner to develop a proprietary interest in the growth and performance of the Partnership, to generate an increased incentive to contribute to the Partnership's future success and prosperity, thus enhancing the value of the Partnership for the benefit of its Unitholders, and to enhance the ability of the General Partner to attract and retain key individuals who are essential to progress, growth and profitability of the Partnership.

     The Unit Options are exercisable beginning after July 31, 1999, assuming the subordination period has lapsed at prices ranging from $16.80 to $21.67 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, vest immediately over a one to five year period, and expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, outstanding Subordinated Unit Options will convert to Common Unit Options.

     The following table lists information on the CEO and named executive officers' Unit Options granted in the fiscal year ended July 31, 1997.

                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                Individual Grant
                           -----------------------------------------------------------
                             Number of
                             Securities        % of Total
                             Underlying     Options Granted     Exercise                           Grant Date
                               Options      to Employees in       Price     Expiration              Present
Name                         Granted (1)      Fiscal Year       ($/Unit)       Date               Value $ (2)
-------------------------   -------------- ------------------- ------------ ------------     -----------------------
James E. Ferrell                    -               -                 -            -                      -
Danley K. Sheldon              30,000              14             20.19       8/1/06                 23,000
Patrick J. Chesterman          20,000               9             20.19       8/1/06                 16,000
James M. Hake                  15,000               7             20.19       8/1/06                 12,000
Robert J. Wikse                     -               -                 -            -                      -

(1)  Unit options generally vest over five years.

(2) Based on a binomial option valuation model. The key input variables used in valuing the options were the following: risk-free interest rate - 5.85%; distribution amount of $0.50 per unit per quarter; Common Unit price volatility of 16.9% was used as an estimate of Subordinated Unit volatility; options exercised on earliest possible dates, i.e., August 1, 1999, 2000 and 2001, assuming certain financial tests are achieved. Additionally, it was assumed that the Partnership will make its Minimum Quarterly Distribution each quarter and that the Subordination Period will end in 1999. The New York Stock Exchange "Monthly Market Statistics Report" was used and the volatility variable reflected 130 weeks of historical Unit price trading data. No adjustments for non-transferability or risk of forfeiture were made. The actual value, if any, a grantee may realize will depend on the excess of the Unit price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the binomial option valuation model.

     The following table lists information on the CEO and named executive officers' exercised/unexercised unit options for the fiscal year ended July 31, 1997.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FY AND FY-END OPTION SAR VALUES

                                                               Number of Securities       Value of Unexercised
                                                              Underlying Unexercised    In-The-Money Options/SARs
                                                                 Options/SARs at              at FY-End ($)
                                                                    FY-End (#)
                                                             ------------------------- ----------------------------
                              Shares
                            Acquired on       Value                Exercisable/                Exercisable/
Name                       Exercise (#)   Realized ($)            Unexercisable               Unexercisable
-------------------------- -------------- --------------     ------------------------- -----------------------------
James E. Ferrell                 -              -                           -                           -
Danley K. Sheldon                0              0                   0/100,000                   0/518,300
Patrick J. Chesterman            0              0                    0/30,000                    0/96,430
James M. Hake                    0              0                    0/51,000                   0/265,350
Robert J. Wikse                  0              0                    0/20,000                   0/124,000

   Profit Sharing Plan

     The Ferrell Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan (the "Profit Sharing Plan"). All full-time employees of Ferrell or any of its direct or indirect wholly owned subsidiaries with at least one year of service are eligible to participate in the Profit Sharing Plan. In regards to the profit sharing portion, the Board of Directors of Ferrell determines the amount of the annual contribution to the Profit Sharing Plan, which is purely discretionary. This decision is based on the operating results of Ferrell for the previous fiscal year and anticipated future cash needs of the General Partner and Ferrell. The contributions are allocated to the Profit Sharing Plan participants based on each participant's wages or salary as compared to the total of all participants' wages and salaries.

     Historically, the annual contribution to the Profit Sharing Plan has been 1% to 7% of each participant's annual wage or salary. The Profit Sharing Plan also has a cash-or-deferred, or 401(k), feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the Profit Sharing Plan.

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

Compensation of Directors

     The General Partner does not pay any additional remuneration to its employees for serving as directors. Directors who are not employees of the General Partner receive a fee per meeting of $500, plus reimbursement for out-of-pocket expenses.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The MLP holds a 98.9899% limited partner interest in the Operating Partnership, while Ferrellgas, Inc. holds a 1.0101% general partner interest. The following table sets forth certain information as of July 31, 1997, regarding the beneficial ownership of the Common and Subordinated Units of the MLP by certain beneficial owners, all directors and named executive officers of the General Partner and the Partnership, each of the named executive officers, and all directors and executive officers of the General Partner as a group. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.

Ferrellgas Partners, L.P.


Ferrellgas Partners, L.P.
                                                                                Units
                                                                               Benefically                 Percentage
Title of Class           Name and Address of Beneficial Owner                   Owned    (1)                of Class
---------------          ------------------------------------                 --------------              --------------
Common Units                   James E. Ferrell                                1,210,162 (2)                  8.3
                               Goldman, Sachs & Co.                            1,463,470 (3)                 10.0
                               The Goldman Sachs Group                         1,463,470 (3)                 10.0
                               Danley K. Sheldon                                   1,000                        *
                               Patrick J. Chesterman                                 200                        *
                               Robert J. Wikse                                       500                        *
                               James M. Hake                                         400                        *
                               A. Andrew Levison                                  15,000                        *
                               Daniel M. Lambert                                     575                        *
                               All Directors and Officers as a Group           1,227,837                      8.4

Subordinated Units             James E. Ferrell                               16,593,721 (2)                100.0

* Less than 1%

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

     (2) The address for James E. Ferrell is c/o Ferrellgas, Inc., P.O. Box 4644, Houston, TX, 77210.

     Includes 1,210,162 Common Units and 16,593,721 Subordinated Units held by Ferrellgas, Inc. a wholly owned subsidiary of Ferrell Companies, Inc. Mr. Ferrell is the sole director of Ferrell Companies, Inc.

     (3) The address for both Goldman Sachs Group, L.P. and Goldman, Sachs & Co. is 85 Broad Street, New York, New York, 10004.

     Goldman, Sachs & Co., a broker/dealer, and its parent Goldman Sachs Group, L.P. are deemed to have shared voting power and shared dispositive power over 1,463,470 Common Units owned by their customers.


Compliance With Section 16(a) of the Securities and Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires the General Partner's officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% unitholders are required by SEC regulation to furnish the General Partner with copies of all Section 16(a) forms.

     Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year 1997 all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Set forth below is a discussion of certain relationships and related transactions among affiliates of the Partnership.

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $128,033,000 and $109,637,000 for the years ended July 31, 1997 and 1996, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. The conveyance of the net assets of the Company to the Partnership is described in Note A of the Ferrellgas Partners, L.P. notes to the consolidated financial statements.

     Ferrell, the parent of the General Partner, and its other wholly-owned subsidiaries engage in various investment activities including, but not limited to, commodity investments and the trading thereof. The Partnership from time to time acts as an agent on behalf of Ferrell to purchase and market natural gas liquids and enter into certain trading activities. The Partnership charges all direct and indirect expenses incurred in performing this agent role to Ferrell. During the year ended July 31, 1997, the Partnership, as Ferrell's agent, performed the following services: a) purchased 1,089,929 barrels of propane, b) marketed and sold 619,929 barrels, and c) entered into certain hedging arrangements. The Partnership charged Ferrell $73,078 for its direct and indirect expenses incurred during fiscal year 1997. Of the 619,929 barrels of propane sold, 534,929 barrels were sold to and used by the Partnership at the applicable market prices (an aggregate of $13,128,765).

The Partnership believes these transactions were under terms that were no less favorable to the OLP than those arranged with other parties.

     A. Andrew Levison, a director of the General Partner is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the private placement of $160,000,000 senior subordinated notes issued in April 1996 and was paid fees of $4,000,000 in fiscal 1996.

     See Note L to the financial statements in Item 14 for discussion of transactions involving acquisitions related to the General Partner and the Partnership.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K.

     (a) 1.   Financial Statements.
              See "Index to Financial Statements" set forth on page F-1.
         2.   Financial Statement Schedules.
              See "Index to  Financial  Statement  Schedules"  set forth on page
         3.   Exhibits.
              See "Index to Exhibits" set forth on page E-1.

     (b) Reports on Form 8-K.
          None filed during the fiscal year ended July 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FERRELLGAS, L.P.

                                           By Ferrellgas, Inc. (General Partner)



                                           By     /s/ James E. Ferrell
                                           ----------------------------
                                                      James E. Ferrell
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                         Title                                   Date



/s/ James E. Ferrell       Chairman of the Board,                      10/29/97
-----------------------    Chief Executive Officer and
James E. Ferrell           Director (Principal Executive Officer)




/s/ Daniel M. Lambert      Director                                    10/29/97
---------------------
Daniel M. Lambert




/s/ A. Andrew Levison      Director                                    10/29/97
----------------------
 A. Andrew Levison




/s/ Danley K. Sheldon      President and Chief Financial               10/29/97
---------------------      Officer (Principal Financial
Danley K. Sheldon          and Accounting Officer)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FERRELLGAS FINANCE CORP.



                                           By     /s/ James E. Ferrell
                                           ---------------------------
                                           James E. Ferrell
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature                            Title                                Date


/s/ James E. Ferrell       Chairman of the Board,                      10/29/97
-----------------------    Chief Executive Officer and
James E. Ferrell           Sole Director (Principal
                           Executive Officer







/s/ Danley K. Sheldon       Senior Vice President and Chief            10/29/97
---------------------       Financial Officer (Principal
Danley K. Sheldon           Financial and Accounting Officer)

                                INDEX TO EXHIBITS

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K which are not listed are not applicable.
               Exhibit
                Number    Description
     (1)     2.1          Stock Purchase Agreement dated September 30, 1994,
                          between Ferrellgas, Inc. and Bell
                          Atlantic Enterprises International, Inc.

     (2)     2.2          Agreement for Purchase and Sale of Stock dated March
                          23, 1996, between Superior Propane, Inc. and
                          Ferrellgas, Inc.

     (3)     3.1          Agreement of Limited Partnership of Ferrellga
                          Partners, L.P.

     (4)     3.2          Amended and Restated Agreement of Limited Partnership
                          of Ferrellgas, L.P. dated as of April 23, 1996.

     (5)     3.3          Articles of Incorporation for Ferrell Finance Corp.

     (6)     4.1          Indenture dated as of July 5, 1994, among Ferrellgas,
                          L.P., Ferrellgas Finance Corp. and Norwest Bank
                          Minnesota, National Association, as Trustee, relating to $200,000,000 10% Series A Fixed Rate Senior Notes due 2001 and $50,000,000 Series B Floating Rate
                          Senior Notes due 2001.

     (7)     4.2          Indenture dated as of April 26, 1996, among Ferrellgas
                          Partners, L.P., Ferrellgas Partners Finance Corp.,
                          Ferrellgas, L.P. as guarantor, and Amercan Bank
                          National Association, as Trustee, relating to $160,000,000 9 3/8% Senior Secured Notes due 2006.

     (8)     4.3          Registration  Rights Agreement dated as of April, 26,
                          1996, among Ferrellgas  Partners, L.P.,  Ferrellgas
                          Partners  Finance  Corp.,  Ferrellgas,  L.P.,
                          Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co.

     (9)     10.2         Agreement dated as of April 1, 1994, between BP
                          Exploration & Oil, Inc. and Ferrellgas, L.P. dba
                          Ferrell North America

     (10)#   10.3         Ferrell Companies, Inc. Supplemental Savings Plan.

     (11)#   10.4         Ferrellgas, Inc. Unit Option Plan.

     (12) 10.5 Contribution, Conveyance and Assumption Agreement dated as of November 1, 1994, among the Partnership, the Operating Partnership and Ferrellgas, Inc.

     (13)    10.6         First Amendment to Contribution, Conveyance and
                          Assumption Agreement between
                          Ferrellgas, the Partnership and the Operating
                          Partnership.

     (14)    10.7         Second Amendment to Contribution, Conveyance an
                          Assumption Agreement between Ferrellgas, the
                          Partnership and the Operating Partnership.

     (15)    10.8         Purchase  Agreement  dated as of April 23, 1996,
                          between  Ferrellgas  Partners,  L.P.,
                          Ferrellgas  Partners Finance Corp.,  Ferrellgas,
                          Inc.,  Ferrellgas,  L.P.,  Donaldson,
                          Lufkin & Jenrette Securities Corporation and Goldman,
                          Sachs & Co.

     (16) 10.9 Pledge and Security Agreement dated as of April 26, 1996 among Ferrellgas Partners, L.P., Ferrellgas, Inc., and American Bank National Association, as collateral agent.

             10.10 Amended and Restated Credit Agreement dated as of July 31, 1996, among Ferrellgas, L.P., Stratton Insurance Company, Inc., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto.

     (17)    21.1         List of subsidiaries.

             27           Financial Data Schedules - Filed only with the EDGAR
                          version.
--------------------------------------------------------------------------------

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

        (2) Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

        (3) Incorporated by reference to the same numbered Exhibit to the Registrant's Current Report on Form 8-K filed August 15, 1994.

        (4) Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed on June 12, 1996.

        (5) Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed on December 13, 1996.

        (6) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 15, 1994.

        (7) Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

        (8) Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

        (9) Incorporated by reference to the Exhibit 10.4 to Registrant's Annual Report on Form 10-K filed on October 20, 1994.

       (10) Incorporated by reference to the Exhibit 10.7 to Registrant's Annual Report on Form 10-K filed on October 17, 1995.

       (11) Incorporated by reference to the Exhibit 10.8 to Registrant's Registration Statement on Form S-1 File No. 33-55185 filed with the Commission on November 14, 1994

       (12) Incorporated by reference to the Exhibit 10.9 to Registrant's Registration Statement on Form S-1 File No. 33-55185 filed with the Commission on November 14, 1994

       (13) Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed on October 20, 1994.

       (14) Incorporated by reference to the Exhibit 10.11 to Registrant's Annual Report on Form 10-K filed on October 17, 1995.

       (15) Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

       (16) Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 6, 1996.

       (17) Incorporated by reference to the Exhibit 21.1 to Registrant's Registration Statement on Form S-4 File No. 333-06693 filed with the Commission on July 30, 1996

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Ferrellgas, L.P. and Subsidiaries
         Independent Auditors' Report.......................................F-2
         Consolidated Balance Sheets-July 31, 1997 and 1996.................F-3
         Consolidated Statements of Earnings-Years ended
         July 31, 1997, 1996 and 1995.......................................F-4
         Consolidated Statements of Partners' Capital -Years
         ended July 31, 1997, 1996 and 1995.................................F-5
         Consolidated Statements of Cash Flows-Years ended
         July 31, 1997, 1996 and 1995.......................................F-6
         Notes to Consolidated Financial Statements.........................F-7

Ferrellgas Finance Corp.
         Independent Auditors' Report.......................................F-16
         Balance Sheets-July 31, 1997 and 1996..............................F-17
         Statements of Earnings-Years ended
         July 31, 1997, 1996 and 1995.......................................F-18
         Statements of Stockholder's Equity-Years
         ended July 31, 1997, 1996 and 1995.................................F-19
         Statements of Cash Flows-Years ended
         July 31, 1997, 1996 and 1995......................................F-20
         Notes to Financial Statements.....................................F-21

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Ferrellgas, L.P.
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of earnings, partners' capital and cash flows for the years ended July 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended July 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 24, 1997

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                    July 31,            July 31,
ASSETS                                                                1997                1996
----------------------------------------------------------       --------------    --------------

Current Assets:
  Cash and cash equivalents                                          $  14,787         $  13,769
  Accounts and notes receivable (net of
    allowance for doubtful accounts of $1,234 and
    $1,169 in 1997 and 1996, respectively)                              61,835            70,118
  Inventories                                                           43,112            41,395
  Prepaid expenses and other current assets                             10,102             6,482
                                                                 --------------    --------------
    Total Current Assets                                               129,836           131,764

  Property, plant and equipment, net                                   405,736           403,732
  Intangible assets, net                                               112,058           107,960
  Other assets, net                                                      6,147             6,942
                                                                 --------------    --------------
    Total Assets                                                      $653,777          $650,398
                                                                 ==============    ==============



LIABILITIES AND PARTNERS' CAPITAL
----------------------------------------------------------
Current Liabilities:
  Accounts payable                                                   $  39,322         $  48,400
  Other current liabilities                                             47,546            37,695
  Short-term borrowings                                                 21,786            25,520
                                                                 --------------    --------------
    Total Current Liabilities                                          108,654           111,615

  Long-term debt                                                       327,334           279,112
  Other liabilities                                                     12,354            12,402
  Contingencies and commitments

Partners' Capital
  Limited partner                                                      203,360           244,771
  General partner                                                        2,075             2,498
                                                                 --------------    --------------
    Total Partners' Capital                                            205,435           247,269
                                                                 --------------    --------------
    Total Liabilities and Partners' Capital                           $653,777          $650,398
                                                                 ==============    ==============






                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)



                                                                                    For the year ended,
                                                             --------------------------------------------------------------
                                                                    1997                  1996                 1995
                                                             -------------------   -------------------  -------------------

Revenues:
  Gas liquids and related product sales                                $759,941              $612,593             $565,607
  Other                                                                  44,357                41,047               30,829
                                                             -------------------   -------------------  -------------------
    Total revenues                                                      804,298               653,640              596,436

Cost of product sold (exclusive of
  depreciation, shown separately below)                                 470,128               356,314              339,641
                                                             -------------------   -------------------  -------------------

Gross profit                                                            334,170               297,326              256,795

Operating expense                                                       198,271               179,462              153,225
Depreciation and amortization expense                                    43,789                37,024               32,014
General and administrative expense                                       15,831                13,221               11,357
Vehicle and tank leases expense                                           7,433                 5,113                4,271
                                                             -------------------   -------------------  -------------------

Operating income                                                         68,846                62,506               55,928

Interest expense                                                        (30,341)              (33,822)             (31,993)
Interest income                                                           2,002                 1,666                1,268
Loss on disposal of assets                                               (1,439)               (1,586)              (1,139)
                                                             -------------------   -------------------  -------------------

Earnings before extraordinary loss                                       39,068                28,764               24,064

Extraordinary loss on early extinguishment of debt                            -                   975                    -
                                                             -------------------   -------------------  -------------------

Net earnings                                                          $  39,068             $  27,789            $  24,064
                                                             ===================   ===================  ===================













                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)


                                                                           Limited         General       Total partners'
                                                                           partner         partner           capital
                                                                        --------------- --------------- -------------------

July 31, 1994                                                                  121,393           1,239             122,632

Assets contributed in connection
  with acquisitions                                                              7,226              74               7,300

Additions to capital in connection
 with acquisitions                                                               6,666              69               6,735

Quarterly distributions                                                        (51,654)           (528)            (52,182)

Adjustments to capital related
to resolution of income tax
contingencies                                                                   11,186             114              11,300

Net earnings                                                                    23,821             243              24,064
                                                                        --------------- --------------- -------------------

July 31, 1995                                                                  118,638           1,211             119,849

Cash contributed in connection
 with debt offering                                                            156,000           1,592             157,592

Assets contributed in connection
 with acquisitions                                                                 614               6                 620

Additions to capital in connection
 with acquisitions                                                               4,873              50               4,923

Quarterly distributions                                                        (62,863)           (641)            (63,504)

Net earnings                                                                    27,509             280              27,789
                                                                        --------------- -------------------   ---------------

July 31, 1996                                                                 $244,771          $2,498            $247,269

Quarterly distributions                                                        (80,085)           (817)            (80,902)

Net earnings                                                                    38,674             394              39,068
                                                                        ---------------  -------------------   ---------------

July 31, 1997                                                                 $203,360          $2,075            $205,435
                                                                        ===============  ===================   ================






                 See notes to consolidated financial statements.

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                             For the year ended,
                                                             ----------------------------------------------------
                                                                  1997              1996              1995
                                                             ---------------   ---------------   ----------------

Cash Flows From Operating Activities:
 Net earnings                                                       $39,068           $27,789            $24,064
 Reconciliation of net earnings  to net
  cash from operating activities:
  Depreciation and amortization                                      43,789            37,024             32,014
  Extraordinary loss                                                      -               975                  -
  Other                                                               5,545             4,478              3,191
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                                     6,685            (4,849)              (906)
    Inventories                                                        (906)            7,612              7,388
    Prepaid expenses and other current assets                        (3,221)              765             (3,497)
    Accounts payable                                                 (9,078)          (10,576)             5,246
    Accrued interest expense                                            954            (2,730)            10,680
    Other current liabilities                                         9,370             3,649            (11,704)
    Other liabilities                                                   (48)              259               (446)
                                                             ---------------   ---------------   ----------------
      Net cash provided by operating activities                      92,158            64,396             66,030
                                                             ---------------   ---------------   ----------------

Cash Flows From Investing Activities:
 Business acquisitions                                              (36,114)           (8,116)           (19,677)
 Cash from acquired company                                               -              9,620                 -
 Capital expenditures                                               (16,192)          (13,011)           (19,722)
 Other                                                                3,378             3,109                173
                                                             ---------------   ---------------   ----------------
      Net cash used by investing activities                         (48,928)           (8,398)           (39,226)
                                                             ---------------   ---------------   ----------------

Cash Flows From Financing Activities:
 Distributions                                                      (80,902)          (63,504)           (52,182)
 Additions to long-term debt                                         45,463            62,268             85,000
 Reductions of long-term debt                                        (2,640)         (234,082)           (61,400)
 Net additions to short-term borrowings                              (3,734)            5,520             17,000
 Contributions from partners                                              -           157,690                  -
 Other                                                                 (399)                2                120
                                                             ---------------   ---------------   ----------------
      Net cash provided (used) by financing activities              (42,212)          (72,106)            17,120
                                                             ---------------   ---------------   ----------------
Increase (decrease) in cash and cash equivalents                      1,018           (16,108)            43,924
Cash and cash equivalents - beginning of period                      13,769            29,877             14,535
                                                             ---------------   ---------------   ----------------
Cash and cash equivalents - end of period                           $14,787           $13,769            $58,459
                                                             ===============   ===============   ================

Cash paid for interest                                            $  27,474         $  34,994          $  19,918
                                                             ===============   ===============   ================



                 See notes to consolidated financial statements

                                FERRELLGAS, L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1997

A.  Partnership Organization and Formation

    Ferrellgas, L.P. (the "Partnership" or "Operating Partnership" or "OLP") was formed April 22, 1994, and is a Delaware limited partnership. The Operating Partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "Company" or "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell"). Ferrellgas Partners, L.P. (the "Master Partnership" or "MLP") is a publicly traded limited partnership and holds a 98.9899% interest in the Partnership as the sole limited partner. The Company holds a 1.0101% general partner interest in the Operating Partnership and performs all management functions required for the Partnership.


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

    (3) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position,results of operations and cash flows of the Partnership and its wholly-owned subsidiaries, Ferrellgas Partners Finance Corp. and Stratton Insurance Company. All material intercompany profits, transactions and balances have been eliminated.

    (4) Cash and cash equivalents: For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     (5) Inventories: Inventories are stated at the lower of cost or market using average cost and actual cost methods.

    (6) Property, plant and equipment and intangible assets: Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets ranging from two to thirty years. Intangible assets, consisting primarily of customer location values and goodwill, are stated at cost, net of amortization calculated using the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization of intangible assets totaled $109,211,000 and $95,801,000 as of July 31, 1997 and 1996,
    respectively.

    (7) Accounting for derivative commodity contracts: The Partnership enters into commodity forward and futures purchase/sale agreements and commodity options involving propane and related products which are used both for trading and overall risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject the Partnership to market risk, the contracts are accounted for using the fair value method. Under the fair value method, derivatives are carried on the balance sheet at fair value with changes in that value recognized in earnings. The Partnership classifies all earnings from derivative commodity contracts as other revenue on the statement of earnings and as net income on the cash flow statement.

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

    (9) Unit-based compensation: The Partnership accounts for its Unit Option Plan under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and makes the pro forma information disclosures required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

    (10) Adoption of new accounting standards: The Financial Standards Accounting Board recently issued the following new accounting standards:
    SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS Nos. 130 and 131 are required to be adopted by the Partnership for the fiscal year ended July 31, 1998. The adoption of both standards are not expected to have material effect on the Partnership's financial position or results of operations.

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



D.  Supplemental Balance Sheet Information

    Inventories consist of:

        (in thousands)                                                                    1997             1996
                                                                                      --------------   --------------
        Liquefied propane gas and related products                                          $35,351          $33,366
        Appliances, parts and supplies                                                        7,761            8,029
                                                                                      --------------   --------------
                                                                                            $43,112          $41,395
                                                                                      ==============   ==============


        In addition to inventories on hand, the Partnership enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year.


    Property, plant and equipment consist of:

        (in thousands)                                                                     1997            1996
                                                                                       -------------   --------------
        Land and improvements                                                               $29,849        $  26,024
        Buildings and improvements                                                           39,907           39,376
        Vehicles                                                                             54,879           55,860
        Furniture and fixtures                                                               23,985           22,074
        Bulk equipment and district facilities                                               59,876           43,203
        Tanks and customer equipment                                                        402,608          403,770
        Other                                                                                 3,870            5,800
                                                                                       -------------   --------------
                                                                                            614,974          596,107
        Less:  accumulated depreciation                                                     209,238          192,375
                                                                                       -------------    -------------
                                                                                           $405,736         $403,732
                                                                                       ==============   =============

        Depreciation expense totaled $29,960,000,  $25,101,000, and $21,649,000, for the years ended July 31, 1997, 1996, and 1995, respectively.


    Other current liabilities consist of:

        (in thousands)                                                                     1997             1996
                                                                                       --------------   -------------
        Accrued insurance                                                                     $7,327          $6,638
        Accrued interest                                                                      11,196          10,242
        Accrued payroll                                                                        8,161           7,062
        Other                                                                                 20,862          13,753
                                                                                       --------------   -------------
                                                                                             $47,546         $41,754
                                                                                       ==============   =============



E.   Long-Term Debt

     Long-term debt consists of:

      (in thousands)                                                                     1997             1996
                                                                                     -------------     ------------
      Senior Notes
        Fixed rate, 10%, due 2001 (1)                                                    $200,000         $200,000

      Credit Agreement
        Term loan, 6.25% and 6%, due 2001 (2)                                              50,000           50,000
        Revolving credit loans, 6.25% and 8.25%, due 1999 (2)                              64,614           18,980

      Notes payable, 6.4% and 5.7% weighted average interest rates,
        respectively, due 1997 to 2007 (3)                                                 14,567           11,742
                                                                                     -------------     ------------
                                                                                          329,181          284,722
      Less:  current portion                                                                1,847            1,610
                                                                                     -------------     ------------
                                                                                         $327,334         $279,112
                                                                                     =============     ============


     (1) The OLP fixed rate Senior Notes, issued in June, 1994, are general unsecured obligations of the OLP and rank on an equal basis in right of payment with all senior indebtedness of the OLP and senior to all subordinated indebtedness of the OLP. The Senior Notes are redeemable at the option of the OLP anytime on or after August 1, 1998 with a premium until August 1, 2000.

     (2) On July 31, 1996, the OLP amended and restated its $205,000,000 Credit Facility (the "Credit Facility") with a major bank as Agent. The unsecured Credit Facility now consists of a $50,000,000 term loan facility, a $185,000,000 revolving credit facility for general corporate, working capital and acquisition purposes (of which $50,000,000 is available to support letters of credit) and a $20,000,000 revolving working capital facility, which is subject to an annual reduction in outstandings to $0 for 30 consecutive days. All borrowings under the current pricing arrangement bear interest at either LIBOR plus an applicable margin varying from 0.425% to 1.375% or the Bank's Base rate, depending on the nature of the borrowing. The Bank's Base rates at July 31, 1997 and 1996 were 8.50% and 8.25%, respectively. To offset the variable rate characteristic of the Credit Facility, the OLP entered into interest rate collar agreements, expiring between June and December 1998, with three major banks limiting the floating rate portion of LIBOR-based loan interest rates on a notional amount of $125,000,000 to between 4.9% and 6.5%.

     (3)  The  notes  payable  are  secured  by  approximately   $4,542,000  and
     $4,714,000 of property and equipment at July 31,1997 and 1996,respectively.

     At July 31, 1997 and 1996,  $21,786,000 and $25,520,000,  respectively,  of short-term borrowings were outstanding under the revolving line of credit and letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $24,102,000 and $26,824,000, respectively.

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

     Annual principal payments on long-term debt for each of the next five fiscal years are $1,847,000 in 1998, $66,805,000 in 1999, $2,131,000 in
     2000, $52,996,000 in 2001 and $200,876,000 in 2002.

     During fiscal year 1996, the Partnership recognized an extraordinary loss from the write-off of unamortized financing costs of approximately $965,000, net of minority interest of $10,000, resulting from the early extinguishment of $50,000,000 of its floating rate senior notes.

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

     In connection with the formation of the Partnership, the General Partner contributed certain assets and liabilities. Pursuant to an examination by the Internal Revenue Service, certain adjustments which relate to these contributed assets resulted in additional deferred taxes recorded by the General Partner in fiscal 1995. This noncash adjustment retroactively increased the basis of the assets the General Partner contributed to the Operating Partnership by $11,300,000 which, in turn, caused an increase to the General Partner's contributed capital which was allocated pro rata among all partners. In addition, Operating Partnership goodwill also increased by $11,300,000 (to be amortized prospectively over a period of 15 years). These adjustments were not material to the Partnership's financial position or its results of operations or liquidity, nor have they affected the limited partners' tax basis in the Partnership units.

G.   Transactions with Related Parties

     The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $128,033,000, $109,637,000 and $100,750,000 for the years ended July 31, 1997, 1996 and
     1995, respectively, include compensation and benefits paid to officers and employees of the General Partner, and general and administrative costs. In addition, the conveyance of the net assets of the Company to the Partnership on July 5, 1994, (the date the MLP completed an initial public offering) included the assumption of specific liabilities related to employee benefit and incentive plans for the benefit of the officers and employees of the General Partner. See Note L for discussion of transactions involving acquisitions related to the General Partner and the Partnership.

     Ferrell, the parent of the General Partner, and its other wholly-owned subsidiaries engage in various investment activities including, but not limited to, commodity investments and the trading thereof. The Partnership from time to time acts as an agent on behalf of Ferrell to purchase and market natural gas liquids and enter into certain trading activities. The Partnership charges all direct and indirect expenses incurred in performing this agent role to Ferrell. During the year ended July 31, 1997, the Partnership, as Ferrell's agent, performed the following services: a) purchased 1,089,929 barrels of propane, b) marketed and sold 619,929 barrels, and c) entered into certain hedging arrangements. The Partnership charged Ferrell $73,078 for its direct and indirect expenses incurred during fiscal year 1997. Of the 619,929 barrels of propane sold, 534,929 barrels were sold to and used by the Partnership at the applicable market prices (an aggregate of $13,128,765). Management believes these transactions were under terms that were no less favorable to the Partnership than those arranged with other parties.

     A. Andrew Levison, a director of the General Partner, is a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). DLJ acted as an underwriter with regard to the private placement of $160,000,000 Senior Secured Notes issued in April 1996 and was paid fees of $4,000,000 in 1996.


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

     Certain property and equipment is leased under noncancellable operating leases which require fixed monthly rental payments and which expire at various dates through 2016. Rental expense under these leases totaled $13,169,000, $12,054,000, and $11,233,000, for the years ended July 31,
     1997, 1996 and 1995, respectively. Future minimum lease commitments for such leases are $11,095,000 in 1998, $9,494,000 in 1999, $8,101,000 in
     2000, $5,732,000 in 2001, $2,364,000 in 2002 and $521,296 thereafter.


I.   Employee Benefits

     The Partnership has no employees and is managed and controlled by the General Partner. The Partnership assumed all liabilities, which included specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the General Partner.

     The General Partner and its parent, Ferrell have a defined contribution profit-sharing plan which covers substantially all employees with more than one year of service. Contributions are made to the plan at the discretion of Ferrell's Board of Directors. This plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Contributions for the years ended July 31, 1997, 1996 and 1995, respectively, were $3,000,000, $1,160,000 and $1,300,000 under the profit sharing provision and were $1,542,000, $1,388,000 and $1,407,000 under the 401(k) provision.

J.   Unit Options

     The Ferrellgas, Inc. Unit Option Plan (the "Unit Option Plan") currently authorizes the issuance of options (the "Unit Options") covering up to 850,000 Subordinated Units to certain officers and employees of the General Partner. The Unit Options are exercisable beginning after July 31, 1999, assuming the Subordination Period has elapsed at prices ranging from $16.80 to $21.67 per unit, which is an estimate of the fair market value of the Subordinated Units at the time of grant, vest immediately or over a one to five year period, and expire on the tenth anniversary of the date of grant. Upon conversion of the Subordinated Units held by the General Partner and its affiliates, the outstanding Subordinated Unit Options granted will convert to Common Unit Options.

     The Partnership accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for the Unit Option Plan. Had compensation cost for the Unit Option Plan been determined based upon the fair value of the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Partnership's net income and earnings per share would have been reduced by approximately $29,000 and $7,000 for the 1997 and 1996 fiscal years, respectively. The fair value of the options granted during the 1997 and 1996 fiscal years was determined using a binomial option valuation model with the following assumptions: a) distribution amount of $0.50 per unit per quarter, b) average Common Unit price volatility of 16.9% was used as an estimate of Subordinated Unit volatility, c) the risk-free interest rate used was 5.9%, and d) the expected life of the option is 5 years.

                                                                    Number      Weighted Average       Weighted
                                                                      of         Exercise Price      Average Fair
                                                                     Units                              Value
                                                                  ------------ -------------------- ---------------
                                                                  ------------ -------------------- ---------------
         Outstanding, July 31, 1995                                 701,500           $16.98
         Granted                                                     99,750            19.96            $0.34
         Forfeited                                                 (132,825)           17.21
                                                                  ------------
         Outstanding, July 31, 1996                                 668,425            17.38
         Granted                                                    216,500            20.23            $0.52
         Forfeited                                                 (157,325)           18.02
                                                                  ------------
         Outstanding, July 31, 1997                                 727,600           $18.09
                                                                  ------------
         Options exercisable, July 31, 1997                               0
                                                                  ------------

                                                                        Options Outstanding at July 31, 1997
                                                                  -------------------------------------------------
         Range of option prices at end of year                                     $16.80-$21.67
         Weighted average remaining contractual life                                 8.1 years



     K. Disclosures About Off Balance Sheet Risk and Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of the instruments. Short-term borrowings approximate fair value as of July 31, 1997 and 1996. The estimated fair value of the Partnership's long-term debt was $338,534,000 and $285,722,000 as of July 31, 1997 and 1996, respectively. The fair value is estimated based on quoted market prices adjusted for discounted cash flows.

     Interest Rate Collar Agreements. The Partnership has entered into various interest rate collar agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At July 31, 1997, the total notional principal amount of these agreements was $125,000,000 and the fair value of these agreements was immaterial to the financial position or results of operations of the Partnership. The counterparties to these agreements are large financial institutions. The interest rate collar agreements subject the Partnership to financial risk that will vary during the life of these agreements in relation to market interest rates. The mark to market adjustment applicable to the portion of the notional amount in excess of variable rate indebtedness at July 31, 1997 was not material to the financial position or the results of operations of the Partnership.

     Option Commodity Contracts. The Partnership is a party to certain option contracts, involving various liquefied petroleum products, for overall risk management purposes in connection with its supply and trading activities. Contracts are executed with private counterparties and to a lesser extent on national mercantile exchanges. Open contract positions are summarized below.

     Forward and Futures Commodity Contracts. The Partnership is a party to certain forward and futures contracts for trading purposes. Net gains from trading activities were $5,476,000, $7,323,000, $5,818,000, for the years ended July 31, 1997, 1996, and 1995, respectively. Such contracts permit settlement by delivery of the commodity. Open contract positions are summarized below (assets are defined as purchases or long positions and liabilities are sales or short positions).

                                  As of July 31
                  (In thousands, except price per gallon data)

                    Derivative Commodity Instruments Held for                     Derivative Commodity
                           Purposes Other than Trading                            Instruments Held for
                                     (Options)                                      Trading Purposes
                                                                                 (Forward and Futures)
                    -------------------------------------------    ---------------------------------------------------
                           1997                    1996                     1997                        1996
                    --------------------    -------------------    -----------------------     -----------------------
                     Asset      Liab.        Asset     Liab.         Asset       Liab.           Asset       Liab.
                    --------- ----------    -------- ----------    ----------- -----------     ----------- -----------
   Volume
   (gallons)         14,406   (13,189)          21         -          165,739    (187,744)        178,011    (153,990)

   Price ((cent)/gal) 38-35     50-35           30         -            40-32       43-33           37-33       40-35

   Maturity            8/97-     9/97-       8/96-12/96                  8/97-       8/97-        8/96-7/97      8/96-
   Dates               3/98      2/98                      -             3/98        7/98                        3/97

   Contract
   Amounts ($)       10,193   (13,164)       1,575         -           64,859     (75,578)         64,223     (62,917)

   Fair Value ($)    10,244   (13,071)       1,609         -           62,925     (73,217)         65,972     (62,623)

   Unrealized
   gain (loss) ($)       51        93           34         -          (1,934)       2,361           1,749         294

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

L.  Acquisitions

     During the year ended July 31, 1997, the Partnership made acquisitions of businesses valued at $40,200,000 (including working capital acquired of $1,420,000). This amount was funded by $36,114,000 cash payments and noncash transactions totaling $4,086,000 in other costs and consideration.

     On April 30, 1996, the General Partner consummated the purchase of all of the stock of Skelgas Propane, Inc. ("Skelgas"), a subsidiary of Superior Propane, Inc. of Toronto, Canada. The cash purchase price, after working capital adjustments, was $89,404,000.

     As of May 1, 1996, the General Partner (i) caused Skelgas and each of its subsidiaries to be merged into the General Partner and (ii) transferred all of the assets of Skelgas and its subsidiaries to the Operating Partnership. In exchange, the Operating Partnership assumed substantially all of the liabilities, whether known or unknown, associated with Skelgas and its subsidiaries and their propane business (excluding income tax liabilities). In consideration of the retention by the General Partner of certain income tax liabilities, the Partnership issued 41,203 Common Units to the General Partner. The liabilities assumed by the Operating Partnership included the loan agreement under which the General Partner borrowed funds to pay the purchase price for Skelgas. Immediately following the transfer of assets and related transactions described above, the Operating Partnership repaid the loan with cash and borrowings under the Operating Partnership's existing acquisition bank credit line. The total assets contributed to the Operating Partnership (at the General Partner's cost basis) have been allocated as follows: (i) working capital of $17,168,000, (ii) property, plant and equipment of $60,947,000 and (iii) and the balance to intangible assets. In total, during the year ended July 31, 1996, the Partnership made acquisitions and received contributions of businesses valued at $128,165,000 (including working capital acquired of $19,362,000). This amount was funded by $8,116,000 of cash payments and the following noncash transactions: $108,120,000 debt assumed, $4,825,000 issuance of Partnership units, and $7,104,000 other costs and consideration.

    All transactions have been accounted for similar to purchase accounting and, accordingly, the results of operations of all acquisitions have been included in the consolidated financial statements from their dates of contribution. The following pro forma financial information assumes the Skelgas transaction occurred at the beginning of the period presented:

      (in thousands, except per unit amounts)
       (unaudited)                                    Pro Forma Year
                                                           Ended
                                                      July 31, 1996
                                                     -----------------

      Total revenues                                    $732,372
      Income before extraordinary loss                    37,414
      Net earnings                                        36,449

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Ferrellgas Finance Corp.
Liberty, Missouri

We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P.), as of July 31, 1997, and 1996, and the related statement of earnings, stockholder's equity and cash flows for the years ended July 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended July 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.








DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 24, 1997

                            FERRELLGAS FINNCE CORP.
                 A wholly owned subsidiary of Ferrellgas, L.P.)

                                 BALANCE SHEETS

ASSETS                                                                              July 31,    July 31,
-----------------------------------------------------------                          1997        1996
                                                                              -------------  ------------
Cash                                                                                $1,000      $1,000
                                                                              -------------  ------------
Total Assets                                                                        $1,000      $1,000
                                                                              =============  ============


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------------------------------

Payable to affiliate                                                                $    -      $      -

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                      1,000         1,000

Additional paid in capital                                                             759           545

Accumulated deficit                                                                   (759)         (545)
                                                                              -------------  ------------
Total Stockholder's Equity                                                           1,000         1,000
                                                                              -------------  ------------
Total Liabilities and Stockholder's Equity                                          $1,000        $1,000
                                                                              =============  ============


                       See notes to financial statements

                            FERRELLGAS FINANCE CORP.
                (A wholly owned subsidiary of Ferrellgas, L.P.)

                             STATEMENTS OF EARNINGS



                                                           For the year ended July 31,
                                                ---------------------------------------------------
                                                     1997             1996               1995
                                                ---------------  ----------------   ---------------
Revenues                                               $     -           $     -           $     -
General and administrative expense                         214                89               456
                                                 ---------------  ----------------   ---------------
Net loss                                                 $(214)             $(89)            $(456)
                                                ===============  ================   ===============



                       See notes to financial statements

                            FERRELLGAS FINANCE CORP.
                (A wholly owned subsidiary of Ferrellgas, L.P.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY




                                                Common stock             Additional                      Total
                                       -------------------------------    Paid in      Accumulated    stockholder's
                                          Shares           Dollars        Capital         deficit        equity
                                       --------------   -------------- --------------- -------------- --------------
July 31, 1994                                  1,000     $      1,000           $   -         $    -         $ 1,000

Net loss                                           -                -               -           (456)          (456)
                                       --------------   -------------- --------------- -------------- --------------
July 31, 1995                                  1,000            1,000               -           (456)            544

Capital contribution                               -                -             545              -            545

Net loss                                           -                -               -            (89)           (89)
                                       --------------   -------------- --------------- -------------- --------------

July 31, 1996                                  1,000            1,000             545          $(545)         1,000

Capital contribution                               -                -             214              -            214

Net loss                                           -                -               -           (214)          (214)
                                       --------------   -------------- --------------- -------------- --------------

July 31, 1997                                  1,000           $1,000           $ 759          $(759)        $1,000
                                       ==============   ============== =============== ============== ==============




                       See notes to financial statements
                                      F-19

                            FERRELLGAS FINANCE CORP.
                (A wholly owned subsidiary of Ferrellgas, L.P.)

                            STATEMENTS OF CASH FLOWS

                                                                    For the year ended July 31,
                                                         ---------------------------------------------------
                                                               1997              1996             1995
                                                         -----------------  ---------------  ---------------

Cash Flows From Operating Activities:
  Net loss                                                       $   (214)         $   (89)        $   (456)
                                                         -----------------  ----------------  ---------------
Cash used by operating activities                                    (214)             (89)            (456)
                                                         -----------------  ---------------  ---------------

Cash Flows From Financing Activities:
  Capital contribution                                                214              545                -
  Net advance from affiliate                                            -             (153)             153
                                                         ----------------   ----------------  ---------------
      Cash provided by financing activities                           214              392              153
                                                         -----------------  ---------------  ---------------

Increase (decrease) in cash                                             0              303             (303)
Cash - beginning of period                                          1,000              697            1,000
                                                         -----------------  ---------------  ---------------
Cash - end of period                                              $ 1,000          $ 1,000            $ 697
                                                         =================  ===============  ===============


                       See notes to financial statements
                                      F-20

                            FERRELLGAS FINANCE CORP.
                 (A wholly owned subsidiary of Ferrellgas, L.P.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997


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

C.   Income Taxes

     Income taxes have been computed as though the Company files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

     Due to the inability of the Company to utilize the deferred tax benefit of $297 associated with the current year net operating loss carryforward of $759, of which $456 expires July 31, 2010, and $89 expires July 31, 2011, and $214 expires July 31, 2012, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for the years ended July 31, 1997, 1996 and 1995 and there is no net deferred tax asset as of July 31, 1997 and 1996.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                          Page

Ferrellgas, L.P. and Subsidiaries
Independent Auditors' Report on Schedules..................................S-2

Schedule II       Valuation and Qualifying Accounts for the Years
                  ended July 31, 1997, 1996 and 1995.......................S-3

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Ferrellgas, L.P.
Liberty, Missouri

We have audited the consolidated financial statements of Ferrellgas, L.P. (formerly Ferrellgas, Inc.), and subsidiaries as of July 31, 1997, and 1996, and for the years ended July 31, 1997, 1996 and 1995, and have issued our report thereon dated September 24, 1997. Our audit also included the financial statement schedules listed at Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information therein set forth.





DELOITTE & TOUCHE LLP
Kansas City, Missouri
September 24, 1997

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                       VALUATIOIN AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Balance at         Charged to                          Deductions         Balance
                                                 beginning            cost/             Other            (amounts          at end
                   Description                   of period           expenses       Additions (A)      charged-off)      of period
------------------------------------------    ---------------    ---------------  ----------------    --------------   -------------

Year ended July 31, 1997
Allowance for doubtful accounts                   $ 1,169            $ 2,604           $     0               $2,539        $  1,234

Accumulated amortization:

     Intangible assets                            $95,801            $13,410           $     0               $    0        $109,211

     Other assets                                 $ 4,486            $ 1,595           $     0               $    0        $  6,081


Year ended July 31, 1996

Allowance for doubtful accounts                   $   874            $ 1,151           $   702               $1,558        $  1,169

Accumulated amortization:

     Intangible assets                            $81,995            $11,620           $ 2,946               $  760        $ 95,801

     Other assets                                 $ 3,337            $ 1,581           $   975               $1,407        $  4,486


Year ended July 31, 1995

Allowance for doubtful accounts                   $   798            $ 1,191           $   400               $1,515        $    874

Accumulated amortization:

     Intangible assets                            $68,489            $ 9,997           $ 3,509               $    -        $  81,995

     Other assets                                 $ 1,860            $   368           $ 1,109               $    -        $  3,337



(A) On April 30, 1996, the General Partner purchased all of the capital stock of Skelgas, Inc. On May 1, 1996 the General Partner contributed the assets and substantially all of the liabilities associated with Skelgas, Inc. to the Operating Partnership.The amounts reflected as "Other Additions" represent valuation and qualifying accounts assumedby the Operating Partnership in connection with the contribution by the General Partner.

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