Form 10-Q
period 1997-10-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1997-12-12
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1997

                                       or

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

Yes    [ X ]  No    [   ]

At November 17, 1997, Ferrellgas Finance Corp. had 1,000 shares of $1.00 par value common stock outstanding.

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                                Table of Contents
                                                                           Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas, L.P. and Subsidiaries

               Consolidated Balance Sheets - October 31, 1997
                    and July 31, 1997                                         1

               Consolidated Statements of Earnings -
                    Three months ended October 31, 1997 and 1996              2

               Consolidated Statement of Partners' Capital -
                     Three months ended October 31, 1997                      3

               Consolidated Statements of Cash Flows -
                    Three months ended October 31, 1997 and 1996              4

               Notes to Consolidated Financial Statements                     5


               Ferrellgas Finance Corp.

               Balance Sheets - October 31, 1997 and July 31, 1997            6

               Statements of Earnings - Three months ended
                     October 31, 1997 and 1996                                6

               Note to Financial Statements                                   6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            7


                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                              9

ITEM 2.        CHANGES IN SECURITIES                                          9

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                9

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            9

ITEM 5.        OTHER INFORMATION                                              9

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                              10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



ASSETS                                                                  October 31,       July 31,
                                                                            1997           1997
-------------------------------------------------------------        ---------------    --------------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                               $  9,335          $  14,787
  Accounts and notes receivable                                             77,266             61,835
  Inventories                                                               42,912             43,112
  Prepaid expenses and other current assets                                 16,718             10,102
                                                                     --------------     --------------
    Total Current Assets                                                   146,231            129,836

  Property, plant and equipment, net                                       404,935            405,736
  Intangible assets, net                                                   111,257            112,058
  Other assets, net                                                          5,917              6,147
                                                                     --------------     --------------
    Total Assets                                                          $668,340           $653,777
                                                                     ==============     ==============



LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                       $  63,596          $  39,322
  Other current liabilities                                                 33,638             47,546
  Short-term borrowings                                                     44,546             21,786
                                                                     --------------     --------------
    Total Current Liabilities                                              141,780            108,654

  Long-term debt                                                           332,022            327,334
  Other liabilities                                                         12,511             12,354
  Contingencies and commitments

Partners' Capital
  Limited partner                                                          180,188            203,360
  General partner                                                            1,839              2,075
                                                                     --------------     --------------
    Total Partners' Capital                                                182,027            205,435
                                                                     --------------     --------------
    Total Liabilities and Partners' Capital                               $668,340           $653,777
                                                                     ==============     ==============

                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                                     For the three months ended
                                                              ------------------------------------------
                                                               October 31, 1997        October 31, 1996
                                                              --------------------  --------------------

Revenues:
  Gas liquids and related product sales                                  $143,051              $156,764
  Other                                                                    10,154                11,096
                                                              --------------------  --------------------
    Total revenues                                                        153,205               167,860

Cost of product sold (exclusive of
  depreciation, shown separately below)                                    86,616               101,075
                                                              --------------------  --------------------

Gross profit                                                               66,589                66,785

Operating expense                                                          50,063                48,967
Depreciation and amortization expense                                      11,537                10,831
General and administrative expense                                          4,421                 3,767
Vehicle and tank lease expense                                              2,312                 1,480
                                                              --------------------  --------------------

Operating income (loss)                                                    (1,744)                1,740

Interest expense                                                           (8,246)               (7,642)
Interest income                                                               397                   379
Gain (loss) on disposal of assets                                              66                  (880)
                                                              --------------------  --------------------

Net loss                                                                $  (9,527)            $  (6,403)
                                                              ====================  ====================














                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                                   Limited          General       Total partners'
                                                   partner          partner           capital
                                               ----------------  --------------- -------------------

July 31, 1997                                       $  203,360         $  2,075          $  205,435

Additions to capital in connection                       2,020               21               2,041
 with acquisitions

Quarterly distributions                                (15,761)            (161)            (15,922)

Net loss                                                (9,431)             (96)             (9,527)
                                               ----------------  --------------- -------------------

October 31, 1997                                    $  180,188         $  1,839          $  182,027
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

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              For the three months ended
                                                           ---------------------------------
                                                                 October 31,       October 31,
                                                                    1997              1996
                                                           ----------------  ---------------

Cash Flows From Operating Activities:
 Net loss                                                        $  (9,527)       $  (6,403)
 Reconciliation of net loss to net cash from
  operating activities:
  Depreciation and amortization                                     11,537           10,831
  Other                                                                920            1,669
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                                  (15,869)         (25,032)
    Inventories                                                       (422)         (13,864)
    Prepaid expenses and other current assets                       (6,614)          (3,080)
    Accounts payable                                                23,726           40,237
    Other current liabilities                                      (13,590)           2,331
    Other                                                              157             (134)
                                                           ----------------  ---------------
      Net cash provided (used) by operating activities              (9,682)           6,555
                                                           ----------------  ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                              (2,744)          (8,247)
 Capital expenditures                                               (4,480)          (3,832)
 Other                                                                 958            1,219
                                                           ----------------  ---------------
      Net cash used by investing activities                         (6,266)         (10,860)
                                                           ----------------  ---------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                             22,760           15,253
 Additions to long-term debt                                         3,853           12,747
 Reductions of long-term debt                                         (234)            (337)
 Distributions                                                     (15,922)         (15,922)
 Other                                                                  39             (397)
                                                           ----------------  ---------------
      Net cash provided by financing activities                     10,496           11,344
                                                           ----------------  ---------------

Increase (decrease) in cash and cash equivalents                    (5,452)           7,039
Cash and cash equivalents - beginning of period                     14,787           13,769
                                                           ----------------  ---------------
Cash and cash equivalents - end of period                           $9,335          $20,808
                                                           ================  ===============

Cash paid for interest                                           $  12,923        $  10,795
                                                           ================  ===============









                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended October 31, 1997 and October 31, 1996 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:
                                                                                      October 31,       July 31,
      (in thousands)                                                                     1997             1997
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $35,231         $35,351
      Appliances, parts and supplies                                                          7,681           7,761
                                                                                    ----------------  --------------
                                                                                            $42,912         $43,112
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

     Property, plant and equipment, net consist of:
                                                                                     October 31,        July 31,
      (in thousands)                                                                     1997             1997
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $620,013         $614,974
      Less:  accumulated depreciation                                                      215,078          209,238
                                                                                    ---------------  ---------------
                                                                                          $404,935         $405,736
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                     October 31,        July 31,
      (in thousands)                                                                     1997             1997
                                                                                    ---------------  ---------------
      Intangible assets                                                                         $224,008         $221,269
      Less:  accumulated amortization                                                      112,751          109,211
                                                                                    ---------------  ---------------
                                                                                          $111,257         $112,058
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

                            FERRELLGAS FINANCE CORP.
                 (a wholly owned subsidiary of Ferrellgas, L.P.)

                                 BALANCE SHEETS


                                                                                October 31,             July 31,
ASSETS                                                                              1997                  1997
--------------------------------------------------------------------         -------------------   -------------------
                                                                                (unaudited)

Cash                                                                                    $1,000                $1,000
                                                                             -------------------   -------------------
Total Assets                                                                            $1,000                $1,000
                                                                             ===================   ===================


STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                         $1,000                $1,000

Additional paid in capital                                                                 759                   759

Accumulated deficit                                                                       (759)                 (759)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                              $1,000                $1,000
                                                                             ===================   ===================





                             STATEMENTS OF EARNINGS
                                   (unaudited)
                                                                                Three Months Ended
                                                                      ---------------------------------------
                                                                         October 31,          October 31,
                                                                             1997                 1996
                                                                      -------------------   -----------------

General and administrative expense                                               $ -                   $ -

                                                                      -------------------   -----------------
Net loss                                                                        $  -                  $  -
                                                                      ===================   =================




                          NOTE TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (unaudited)

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

     Statements included in this report that are not historical facts, including a statement concerning the Partnership's belief that the it will have sufficient funds to meet its obligations to enable it to distribute to Ferrellgas Partners, L.P. ("the MLP") sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and to enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units, are forward-looking statements.

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends and (i) other factors that are discussed in the Partnership's filings with the Securities and Exchange Commission.


Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three months ended October 31, 1997 and 1996, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices.

Three Months Ended October 31, 1997 vs. October 31, 1996

     Total Revenues. Total revenues decreased 8.7% to $153,205,000 as compared to $167,860,000 in the first quarter of fiscal 1997, primarily due to decreased retail propane volumes and sales price per gallon and a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), partially offset by increased sales volume due to the effect of acquisitions.

     Retail volumes decreased 4.8% to 154,495,000 gallons as compared to 162,281,000 gallons for the first quarter of fiscal 1997, primarily due to a delay in deliveries of retail gallons caused by a lack of sustained cold weather and due to a reduction in demand for crop drying gallons compared to the same quarter last year. Revenue from other operations decreased by $6,102,000 primarily due to decreased wholesale marketing sales price per gallon and volumes related to a weaker demand for agricultural gallons as compared to the same quarter last year.

     Gross Profit. Gross profit decreased 0.3% to $66,589,000 as compared to $66,785,000 in the first quarter of fiscal 1997, primarily due to the effect of decreased retail propane volumes and a decrease in wholesale marketing, trading and chemical feedstocks marketing operations offset by the effect of increased retail margins and the effect of acquisitions.

     Operating Expenses. Operating expenses increased 2.2% to $50,063,000 as compared to $48,967,000 in the first quarter of fiscal 1997 primarily due to acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 6.5% to $11,537,000 as compared to $10,831,000 for the first quarter of fiscal 1997 primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 7.9% to $8,246,000 as compared to $7,642,000 from the year ago quarter. This increase is primarily the result of increased borrowings, offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.


Liquidity and Capital Resources

     The ability of the OLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1998, the General Partner believes that the OLP will have sufficient funds to meet its obligations and enable it to distribute to the MLP sufficient funds to permit the MLP to meet its obligations with respect to the MLP Senior Notes issued in April 1996, and enable it to distribute the Minimum Quarterly Distribution ($0.50 per Unit) on all Common Units and Subordinated Units. Future maintenance and working capital needs of the OLP are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for 1,800,322 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash used by operating activities was $(9,682,000) for the three months ended October 31, 1997, compared to cash provided by operating activities of $6,555,000 for the prior period. This decrease is primarily due to a decrease in volumes from other operations during the quarter as compared to the first quarter of last year and its affect on accounts receivable and accounts payable, and due to the timing of payments for purchases of inventory.

     Investing Activities. During the three months ended October 31, 1997, the Partnership made total acquisition capital expenditures of $5,270,000. This amount was funded by $2,744,000 cash payments (including $619,000 for transition costs previously accrued for fiscal 1997 acquisitions) and $3,145,000 in other costs and consideration.

     During the three months ended October 31, 1997, the Partnership made growth and maintenance capital expenditures of $4,480,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts, and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

     The Partnership meets its vehicle and transportation equipment fleet needs by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1998, the Partnership expects growth and maintenance capital expenditures to increase slightly over fiscal 1997 levels.

     Financing Activities. During the three months ended October 31, 1997, the Partnership borrowed $26,613,000 from its Credit Facility to fund working capital, business acquisitions and capital expenditures needs. At October 31, 1997, $113,150,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $24,791,000. At October 31, 1997, the Partnership had $67,059,000 available for general corporate, acquisition and working capital purposes under the Credit Facility.

     On  November  17,  1997,   the  Partnership   declared  a  cash
distribution of $23,542,550 to partners, payable December 12, 1997. The distribution will fund Ferrellgas Partners, L.P.'s cash distribution of $15,804,747 to its partners and the $7,500,000 interest payment on its Senior Subordinated Notes.

     Adoption of New Accounting Standards: The Financial Accounting Standards Board recently issued the following new accounting standards: Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related
Information." SFAS Nos. 130 and 131 are required to be adopted by the Partnership for the fiscal year ended July 31, 1999. The adoption of both standards is not expected to have a material effect on the Partnership's financial position or results of operations.



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

           3.2 Articles of Incorporation for Ferrellgas Finance Corp. Incorporated by reference to same numbered exhibit to the Partnership's Quarterly Report on Form 10-Q filed December 13, 1996.)

          10.1 First Amendment to Amended and Restated Credit Agreement dated as of November 7,1997, among Ferrellgas, L.P., Stratton Insurance Company, Inc., Ferrellgas, Inc.
                     Bank of America National Trust and Savings Association, as agent, and the other financial institutions party thereto.

          27.1 Financial Data Schedule - Ferrellgas, L.P. (filed in electronic format only)

          27.2 Financial Data Schedule - Ferrellgas Finance Corp. (filed in electronic format only)


          (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FERRELLGAS, L.P.

                                      By Ferrellgas, Inc. (General Partner)


Date: December 12, 1997                By     /s/ Danley K. Sheldon
                                             -----------------------
                                             Danley K. Sheldon
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)





                                        FERRELLGAS FINANCE CORP.



Date: December 12, 1997                 By   /s/ Danley K. Sheldon
                                             ------------------------
                                             Danley K. Sheldon
                                             Senior Vice President and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)