Form 10-K/A
period 1997-07-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1998-01-28
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission file numbers:       33-53379
                               33-53379-01


                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.

           (Exact name of registrants as specified in their charters)


             Delaware                                43-1698481
             Delaware                                43-1677595
--------------------------------             ----------------------------------
(States or other jurisdictions of         (I.R.S. Employer Identification Nos.)
incorporation or organization)

                   One Liberty Plaza, Liberty, Missouri 64068

               (Address of principal executive offices) (Zip Code)

Registrants' telephone number, including area code: (816) 792-1600

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


At September 16, 1997, Ferrellgas Finance Corp. had 1,000 shares of $1.00 pa value common stock outstanding.

Documents Incorporated by Reference:    None

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                        1997 FORM 10-K/A Amendment No. 1
                                  ANNUAL REPORT

                                Table of Contents

                                                                           Page
                                     PART I

ITEM     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS................1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the historical consolidated financial statements and the notes thereto included elsewhere in this Form 10-K/A. Except for the $160,000,000 of 9 3/8% Senior Secured Notes issued in April 1996 by the MLP (the "MLP Senior Notes") and the related interest expense, the Operating Partnership accounts for nearly all of the consolidated assets, sales, and earnings of the MLP. When the discussion refers to both MLP and OLP, the term "Partnership" may be used.

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

     Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates g) governmental legislation and regulations, h) energy efficiency and technology trends and i) other factors that are discussed in the Partnership's filings with the Securities and Exchange Commission.

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

Fiscal 1997

In the Form 10-K as originally filed on October 29, 1997, an inventory costing adjustment affecting all quarters during fiscal 1997 was quantified and discussed in the "Selected Quarterly Financial Data" section of this Item. The Partnership reflected the entire adjustment in the fourth quarter instead of restating each quarter affected. Subsequent to the original filing of Form 10-K, the Partnership has determined that the quarters affected by the inventory costing adjustment should be restated to more accurately reflect the Partnership's fiscal 1997 quarterly results used for comparative purposes. Thus, the Partnership is hereby restating the quarterly results affected by this adjustment to cost of sales with the filing of this Form 10-K/A.

During the first three quarters of fiscal 1997, the Partnership experienced increased revenues and gross profit due to the affect of acquisitions in the fourth quarter of fiscal 1996 and significantly higher wholesale propane product costs, partially offset by the impact of warmer weather. Net earnings (loss) for the third and fourth quarters of fiscal 1997 were positively affected by favorable general liability claims experience. The following presents the Partnership's selected quarterly financial data after giving retroactive effect to the inventory costing adjustments.

As Originally Filed

Fiscal year ended July 31, 1997

                                         First Quarter       Second Quarter        Third Quarter        Fourth Quarter
                                        ----------------     ----------------      ---------------     ------------------

Revenues                                       $167,860             $347,056             $192,873             $96,509
Gross profit                                     66,785              143,291               84,855              39,239
Net earnings (loss)                             (6,403)               58,770               13,658            (26,957)

Fiscal year ended July 31, 1996

                                         First Quarter        Second Quarter        Third Quarter        Fourth Quarter
                                                                                                              (1)
                                        -----------------    -----------------     ----------------     -----------------
Revenues                                        $124,588             $238,381             $190,743               $99,928
Gross profit                                      55,479              111,909               85,480                44,458
Earnings (loss) before
  extraordinary loss                             (7,378)               41,900               18,365              (24,123)
Net earnings (loss) (1)                          (7,378)               41,900               18,365              (25,098)

(1) Reflects a $965 extraordinary loss on early retirement of debt, net of minority interest of $10.

Adjustments to Form 10-K

Fiscal year ended July 31, 1997

                                         First Quarter       Second Quarter        Third Quarter        Fourth Quarter
                                        ----------------     ----------------      ---------------     ------------------
Revenues                                        $    0           $        0           $        0           $       0
Gross profit                                      (497)              (5,033)              (2,011)               7,541
Net earnings (loss)                               (497)              (5,033)              (2,011)               7,541

As Adjusted

Fiscal year ended July 31, 1997

                                         First Quarter       Second Quarter        Third Quarter        Fourth Quarter
                                        ----------------     ----------------      ---------------     ------------------

Revenues                                       $167,860             $347,056             $192,873             $96,509
Gross profit                                     66,288              138,258               82,844              46,780
Net earnings (loss)                              (6,900)              53,737               11,647            (19,416)

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

     The OLP Fixed Rate Senior Notes and Credit Facility contain various restrictive covenants applicable to the Operating Partnership and its subsidiaries, the most restrictive relating to additional indebtedness, sale and disposition of assets, and transactions with affiliates. In addition, the Operating Partnership is prohibited from making cash distributions of the Minimum Quarterly Distribution if a default or event of default exists or would exist upon making such distribution, or if the Operating Partnership fails to meet certain coverage tests. The Operating Partnership is in compliance with all requirements, tests, limitations and covenants related to the OLP Fixed Rate Senior Notes and Credit Facility.
                                       7

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


                                  FERRELLGAS, L.P.

                                  By Ferrellgas, Inc. (General Partner)



                                  By     /s/ James E. Ferrell
                                         James E. Ferrell
                                         Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


   Signature                        Title                          Date



/s/ James E. Ferrell            Chairman of the Board,             1/28/98
James E. Ferrell                Chief Executive Officer and
                                Director (Principal Executive Officer)




/s/ Daniel M. Lambert           Director                           1/28/98
Daniel M. Lambert




/s/ A. Andrew Levison           Director                           1/28/98
A. Andrew Levison




/s/ Danley K. Sheldon            President and Chief Financial     1/28/98
Danley K. Sheldon                Officer (Principal Financial
                                 and Accounting Officer)

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


                                         FERRELLGAS FINANCE CORP.



                                    By     /s/ James E. Ferrell
                                           James E. Ferrell
                                           Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature                        Title                                   Date



/s/ James E. Ferrell             Chairman of the Board,                 1/28/98
James E. Ferrell                 Chief Executive Officer and
                                 Sole Director (Principal
                                 Executive Officer)






/s/ Danley K. Sheldon             Senior Vice President and Chief       1/28/98
Danley K. Sheldon                 Financial Officer (Principal
                                  Financial and Accounting Officer)