Form 10-Q/A
period 1997-10-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1998-01-28
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

               Statements of Earnings - Three months ende
                    October 31, 1997 and 1996                                 6

               Note to Financial Statements                                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



ASSETS                                                                October 31, 1997  July 31, 1997
-------------------------------------------------------------        -----------------  ----------------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                                $ 9,335          $  14,787
  Accounts and notes receivable                                             77,266             61,835
  Inventories                                                               42,912             43,112
  Prepaid expenses and other current assets                                 16,718             10,102
                                                                     --------------     --------------
    Total Current Assets                                                   146,231            129,836

  Property, plant and equipment, net                                       404,935            405,736
  Intangible assets, net                                                   111,257            112,058
  Other assets, net                                                          5,917              6,147
                                                                     --------------     --------------
    Total Assets                                                          $668,340           $653,777
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
                                                                     ==============     ==============

                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                   For the three months ended
                                                 --------------------------------
                                                 October 31, 1997  October 31, 1996
                                                 ----------------  ----------------

Revenues:
  Gas liquids and related product sales               $143,051          $156,764
  Other                                                 10,154            11,096
                                                 --------------    --------------
    Total revenues                                     153,205           167,860

Cost of product sold (exclusive of
  depreciation, shown separately below)                 86,616           101,572
                                                 --------------    --------------

Gross profit                                            66,589            66,288

Operating expense                                       50,063            48,967
Depreciation and amortization expense                   11,537            10,831
General and administrative expense                       4,421             3,767
Vehicle and tank lease expense                           2,312             1,480
                                                 --------------    --------------

Operating income (loss)                                 (1,744)            1,243

Interest expense                                        (8,246)           (7,642)
Interest income                                            397               379
Gain (loss) on disposal of assets                           66              (880)
                                                 --------------    --------------

Net loss                                             $  (9,527)        $  (6,900)
                                                 ==============    ==============







                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                                   Limited          General       Total partners'
                                                   partner          partner           capital
                                               ----------------  --------------- -------------------

July 31, 1997                                       $  203,360         $  2,075          $  205,435

Additions to capital in connection
 with acquisitions                                       2,020               21               2,041

Quarterly distributions                                (15,761)            (161)            (15,922)

Net loss                                                (9,431)             (96)             (9,527)
                                               ----------------  --------------- -------------------
October 31, 1997                                    $  180,188         $  1,839          $  182,027
                                               ================  =============== ===================








                 See notes to consolidated financial statements.

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                For the three months ended
                                                             ---------------------------------
                                                             October 31, 1997  October 31, 1996
                                                             ---------------   ---------------

Cash Flows From Operating Activities:
 Net loss                                                           ($9,527)          ($6,900)
 Reconciliation of net loss to net cash from
  operating activities:
  Depreciation and amortization                                      11,537            10,831
  Other                                                                 920             1,669
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                                   (15,869)          (25,032)
    Inventories                                                        (422)          (13,367)
    Prepaid expenses and other current assets                        (6,614)           (3,080)
    Accounts payable                                                 23,726            40,237
    Other current liabilities                                       (13,590)            2,331
    Other                                                               157              (134)
                                                             ---------------   ---------------
      Net cash provided (used) by operating activities               (9,682)            6,555
                                                             ---------------   ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                               (2,744)           (8,247)
 Capital expenditures                                                (4,480)           (3,832)
 Other                                                                  958             1,219
                                                             ---------------   ---------------
      Net cash used by investing activities                          (6,266)          (10,860)
                                                             ---------------   ---------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                              22,760            15,253
 Additions to long-term debt                                          3,853            12,747
 Reductions of long-term debt                                          (234)             (337)
 Distributions                                                      (15,922)          (15,922)
 Other                                                                   39              (397)
                                                             ---------------   ---------------
      Net cash provided by financing activities                      10,496            11,344
                                                             ---------------   ---------------

Increase (decrease) in cash and cash equivalents                     (5,452)            7,039
Cash and cash equivalents - beginning of period                      14,787            13,769
                                                             ---------------   ---------------
Cash and cash equivalents - end of period                            $9,335           $20,808
                                                             ---------------   ---------------

Cash paid for interest                                              $12,923           $10,795
                                                             ===============   ===============


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

     Property, plant and equipment, net consist of:
                                                                                     October 31,        July 31,
      (in thousands)                                                                     1997             1997
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $620,013         $614,974
      Less:  accumulated depreciation                                                      215,078          209,238
                                                                                    ---------------  ---------------
                                                                                          $404,935         $405,736
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                     October 31,        July 31,
      (in thousands)                                                                     1997             1997
                                                                                    ---------------  ---------------
      Intangible assets                                                                   $224,008         $221,269
      Less:  accumulated amortization                                                      112,751          109,211
                                                                                    ===============  ===============
                                                                                          $111,257         $112,058
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

     In the Form 10-K originally filed on October 29, 1997, an inventory costing adjustment affecting all quarters during fiscal 1997 was quantified and discussed in the "Selected Quarterly Financial Data" section of Item 7. The Partnership reflected the entire adjustment in the fourth quarter of fiscal 1997 instead of restating each quarter affected. Subsequent to the original filing of Form 10-K, the Partnership has determined that the quarters affected by the inventory costing adjustment should be restated to more accurately reflect the Partnership's fiscal 1997 quarterly results used for comparative purposes. Thus, the Partnership restated the fiscal 1997 quarterly results affected by this adjustment with the filing of a Form 10-K/A on January 28, 1998. This Form 10-Q/A restates the Statement of Earnings and Statements of Cash Flows for the three months ended October 31, 1996 after giving effect to the inventory costing adjustments.

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

     Gross Profit. Gross profit increased 0.5% to $66,589,000 as compared to $66,288,000 in the first quarter of fiscal 1997, primarily due to the effect of increased retail margins and the effect of acquisitions offset by the effect of decreased retail propane volumes and a decrease in wholesale marketing, trading and chemical feedstocks marketing operations.

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

     During the three months ended October 31, 1997, the Partnership made growth and maintenance capital expenditures of $4,480,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

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


                                           FERRELLGAS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date: January 28, 1998                     By     /s/ Danley K. Sheldon
                                           ------------------------
                                           Danley K. Sheldon
                                           President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)





                                           FERRELLGAS FINANCE CORP.



Date: January 28, 1998                     By     /s/ Danley K. Sheldon
                                            ------------------------
                                           Danley K. Sheldon
                                           Senior Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)