Form 10-Q
period 1998-01-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1998-03-17
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended January 31, 1998

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 33-53379
                         33-53379-01


                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.

           (Exact name of registrants as specified in their charters)



           Delaware                                     43-1698481
           Delaware                                     43-167759
 ----------------------------                -------------------------------
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

Yes    [ X ]  No    [   ]

At February 20, 1998, Ferrellgas Finance Corp. had 1,000 shares of $1.00 par value common stock outstanding.

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                                Table of Contents
                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas, L.P. and Subsidiaries

               Consolidated Balance Sheets -
                    January 31, 1998 and July 31, 1997                        1

               Consolidated Statements of Earnings -
                    Three and six months ended
                    January 31, 1998 and 1997                                 2

               Consolidated Statement of Partners' Capital -
                     Six months ended January 31, 1998                        3

               Consolidated Statements of Cash Flows -
                    Six months ended January 31, 1998 and 1997                4

               Notes to Consolidated Financial Statements                     5


               Ferrellgas Finance Corp.

               Balance Sheets - January 31, 1998 and July 31, 1997            7

               Statements of Earnings - Three and six months
                     ended January 31, 1998 and 1997                          7

               Statements of Cash Flows - Three and six months
                     ended January 31, 1998 and 1997                          8

               Note to Financial Statements                                   8

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



ASSETS                                                                    January 31,        July 31,
                                                                             1998             1997
-------------------------------------------------------------        --------------     --------------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                              $  13,505          $  14,787
  Accounts and notes receivable                                            100,620             61,835
  Inventories                                                               26,543             43,112
  Prepaid expenses and other current assets                                 11,651             10,102
                                                                     --------------     --------------
    Total Current Assets                                                   152,319            129,836

  Property, plant and equipment, net                                       401,468            405,736
  Intangible assets, net                                                   107,742            112,058
  Other assets, net                                                          5,679              6,147
                                                                     --------------     --------------
    Total Assets                                                          $667,208           $653,777
                                                                     ==============     ==============



LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                       $  45,443          $  39,322
  Other current liabilities                                                 36,427             47,546
  Short-term borrowings                                                     41,882             21,786
                                                                     --------------     --------------
    Total Current Liabilities                                              123,752            108,654

  Long-term debt                                                           335,340            327,334
  Other liabilities                                                         12,617             12,354
  Contingencies and commitments

Partners' Capital
  Limited partner                                                          193,524            203,360
  General partner                                                            1,975              2,075
                                                                     --------------     --------------
    Total Partners' Capital                                                195,499            205,435
                                                                     --------------     --------------
    Total Liabilities and Partners' Capital                               $667,208           $653,777
                                                                     ==============     ==============


                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                              For the three months ended     For the six months ended
                                              ----------------------------  ----------------------------
                                                January 31,    January 31,   January 31,      January 31,
                                                    1998          1997           1998             1998
                                              -------------  -------------  -------------  -------------
                                                              (restated)                     (restated)
Revenues:
  Gas liquids and related product sales           $235,993       $334,414       $379,044       $491,178
  Other                                             12,818         12,642         22,972         23,738
                                              -------------  -------------  -------------  -------------
    Total revenues                                 248,811        347,056        402,016        514,916

Cost of product sold (exclusive of
  depreciation, shown separately below)            130,879        208,798        217,495        310,370
                                              -------------  -------------  -------------  -------------

Gross profit                                       117,932        138,258        184,521        204,546

Operating expense                                   54,884         60,747        104,947        109,714
Depreciation and amortization expense               10,987         10,753         22,524         21,584
General and administrative expense                   3,858          4,001          8,279          7,768
Vehicle and tank lease expense                       2,499          1,927          4,811          3,407
                                              -------------  -------------  -------------  -------------

Operating income                                    45,704         60,830         43,960         62,073

Interest expense                                    (8,719)        (7,729)       (16,965)       (15,371)
Interest income                                        402            506            799            885
Gain (loss) on disposal of assets                     (372)           130           (306)          (750)
                                              -------------  -------------  -------------  -------------
Net earnings                                     $  37,015      $  53,737      $  27,488      $  46,837
                                              =============  =============  =============  =============




                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                                   Limited          General       Total partners'
                                                   partner          partner           capital
                                               ----------------  --------------- -------------------

July 31, 1997                                       $  203,360         $  2,075          $  205,435

Additions to capital in connection
 with acquisitions                                       2,020               21               2,041

Quarterly distributions                                (39,066)            (399)            (39,465)

Net earnings                                            27,210              278              27,488
                                               ----------------  --------------- -------------------

January 31, 1998                                    $  193,524         $  1,975          $  195,499
                                               ================  =============== ===================

















                 See notes to consolidated financial statements.

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               For the six months ended
                                                           ---------------------------------
                                                                January 31,     January 31,
                                                                   1998             1997
                                                           ----------------  ---------------
                                                                                (restated)

Cash Flows From Operating Activities:
 Net earnings                                                      $27,488          $46,837
 Reconciliation of net earnings to net cash
 from operating activities:
  Depreciation and amortization                                     22,524           21,584
  Other                                                              2,376            2,898
  Changes in  operating  assets and  liabilities
  net of effects  from  business acquisitions:
    Accounts and notes receivable                                  (39,795)         (89,558)
    Inventories                                                     16,081           (3,657)
    Prepaid expenses and other current assets                       (1,544)          (7,658)
    Accounts payable                                                 6,121           47,870
    Other current liabilities                                      (10,537)          11,447
    Other                                                              263             (255)
                                                           ----------------  ---------------
      Net cash provided by operating activities                     22,977           29,508
                                                           ----------------  ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                              (3,577)          (9,606)
 Capital expenditures                                              (10,081)          (7,820)
 Other                                                               1,986            2,088
                                                           ----------------  ---------------
      Net cash used by investing activities                        (11,672)         (15,338)
                                                           ----------------  ---------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                             20,096           29,557
 Additions to long-term debt                                         7,167           15,955
 Reductions of long-term debt                                         (421)            (584)
 Distributions                                                     (39,465)         (41,483)
 Other                                                                  36             (257)
                                                           ----------------  ---------------
      Net cash provided (used) by financing activities             (12,587)           3,188
                                                           ----------------  ---------------

Increase (decrease) in cash and cash equivalents                    (1,282)          17,358
Cash and cash equivalents - beginning of period                     14,787           13,769
                                                           ----------------  ---------------
Cash and cash equivalents - end of period                          $13,505          $31,127
                                                           ================  ===============
Cash paid for interest                                             $16,322          $13,358
                                                           ================  ===============









                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended January 31, 1998 and January 31, 1997 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:
                                                                                      January 31,       July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $18,252         $35,351
      Appliances, parts and supplies                                                          8,291           7,761
                                                                                    ----------------  --------------
                                                                                            $26,543         $43,112
                                                                                    ================  ==============

      In addition to inventories on hand, Ferrellgas, L.P. (the "Partnership", "Operating Partnership", or the "OLP") enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of January 31, 1998, the Partnership does not have a material commitment to purchase propane from its suppliers whereby the volume, price and date of delivery have been agreed.

     Property, plant and equipment, net consist of:
                                                                                     January 31,        July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $620,640         $614,974
      Less:  accumulated depreciation                                                      219,172          209,238
                                                                                    ---------------  ---------------
                                                                                          $401,468         $405,736
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                     January 31,        July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ---------------  ---------------
      Intangible assets                                                                   $224,007         $221,269
      Less:  accumulated amortization                                                      116,265          109,211
                                                                                    ---------------  ---------------
                                                                                          $107,742         $112,058
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

                            FERRELLGAS FINANCE CORP.
                 (a wholly owned subsidiary of Ferrellgas, L.P.)

                                 BALANCE SHEETS


                                                                                January 31,             July 31,
ASSETS                                                                              1998                  1997
--------------------------------------------------------------------         -------------------   -------------------
                                                                                (unaudited)

Cash                                                                                    $1,000                $1,000
                                                                             -------------------   -------------------
Total Assets                                                                            $1,000                $1,000
                                                                             ===================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Payable to affiliate                                                                    $   45              $      0

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                          1,000                 1,000

Additional paid in capital                                                                 759                   759

Accumulated deficit                                                                       (804)                 (759)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                                 955                 1,000
                                                                             -------------------   -------------------
Total Liabilities and Stockholder's Equity                                              $1,000                $1,000
                                                                             ===================   ===================






                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                           Three Months Ended      Three Months Ended     Six Months Ended   Six Months Ended
                                              January 31,             January 31,           January 31,        January 31,
                                                  1998                   1997                   1998               1997
                                          ---------------------  ----------------------  ------------------- -----------------

General and administrative expense                 $  45                   $ 45                   $  45                $ 45

                                          ---------------------  ----------------------  ------------------- -----------------
Net loss                                           $ (45)                  $(45)                  $ (45)               $(45)
                                          =====================  ======================  =================== =================




                       See notes to financial statements.

                            FERRELLGAS FINANCE CORP.
                 (A wholly owned subsidiary of Ferrellgas, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Six Months Ended        Six Months Ended
                                                                  January 31,            January 31,
                                                                     1998                   1997
                                                              --------------------   --------------------

Cash Flows From Operating Activities:
  Net loss                                                               $   (45)               $   (45)
                                                              --------------------   --------------------
      Cash used by operating activities                                      (45)                   (45)
                                                              --------------------   --------------------

Cash Flows From Financing Activities:
  Net advance from affiliate                                                  45                   9  0
  Capital contribution                                                         0                     45
                                                              --------------------   --------------------
      Cash provided by financing activities                                   45                     45
                                                              --------------------   --------------------

Increase (decrease) in cash                                                    -                      -
Cash - beginning of period                                                 1,000                  1,000
                                                              --------------------   --------------------
Cash - end of period                                                      $1,000                 $1,000
                                                              ====================   ====================

                        See note to financial statements.





                          NOTE TO FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (unaudited)

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the financial statements were of a normal, recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the results of operations and liquidity and capital resources of Ferrellgas, L.P. Ferrellgas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and liquidity and capital resources is not presented. Forward-looking statements

     Statements included in this report that are not historical facts, including a statement concerning the General Partner's belief that the OLP will have sufficient funds to meet its obligations are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The risks and uncertainties include but are not limited to the following and their effect on the Partnership's operations: a) the effect of weather conditions on demand for propane, b) price and availability of propane supplies, c) the availability of capacity to transport propane to market areas,
d) competition from other energy sources and within the propane industry, e) operating risks incidental to transporting, storing, and distributing propane,
f) changes in interest rates, g) governmental legislation and regulations, h) energy efficiency and technology trends and i) other factors that are discussed in the Partnership's filings with the Securities and Exchange Commission.

Fiscal 1997 Quarterly Restatement

     In the Form 10-K originally filed on October 29, 1997, an inventory costing adjustment affecting all quarters during fiscal 1997 was quantified and discussed in the "Selected Quarterly Financial Data" section of Item 7. The Partnership originally reflected the entire adjustment in the fourth quarter of fiscal 1997 instead of restating each quarter affected. Subsequent to the original filing of Form 10-K, the Partnership determined that the quarters affected by the inventory costing adjustment should be restated to more accurately reflect the Partnership's fiscal 1997 quarterly results used for comparative purposes. Thus, the Partnership restated all fiscal 1997 quarterly results affected by this adjustment with the filing of a Form 10-K/A on January 28, 1998. This Form 10-Q reflects the restatement of the Statements of Earnings and Statements of Cash Flows for the three and six months ended January 31, 1997 after giving retroactive effect to the inventory costing adjustments.

Year 2000 Compliance

     The Partnership has evaluated the "Year 2000" computer programming issue and does not believe that it will have a material impact on its business, operations or its financial condition.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and six months ended January 31, 1998 and 1997, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.

Three Months Ended January 31, 1998 vs. January 31, 1997

     Total Revenues. Total revenues decreased 28.3% to $248,811,000 as compared to $347,056,000 in the second quarter of fiscal 1997, primarily due to decreased sales price per retail gallon, decreased retail propane volumes, and a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), partially offset by an increase in retail sales volume due to the effect of acquisitions.

     Retail sales prices per gallon were significantly lower than those in same quarter last year due to the unusually higher wholesale cost of propane experienced in the prior year. Retail volumes decreased 11.1% to 243,981,000 gallons as compared to 274,417,000 gallons for the same quarter last year, primarily due to warmer weather than the same period as last year. Fiscal 1998 winter temperatures, as reported by the American Gas Association ("AGA"), were 8% warmer than the same quarter last year and 6% warmer than normal. Fiscal 1998 warmer than normal temperatures were also compounded by the El Nino weather factors of reduced wind chill, humidity, snow and cloud cover. Revenues from other operations decreased by $17,377,000 primarily due to a decreased wholesale marketing price per gallon and decreased chemical feedstocks marketing volumes.

     Gross Profit. Gross profit decreased 14.7% to $117,932,000 as compared to $138,258,000 in the second quarter of fiscal 1997, primarily as the result of decreased retail propane volumes attributed to the warmer weather and to a lesser extent slightly lower retail margins, partially offset by the effect of acquisitions.

     Operating Expenses. Operating expenses decreased 9.7% to $54,884,000 as compared to $60,747,000 in the second quarter of fiscal 1997 primarily due to lower variable costs associated with delivering fewer gallons, partially offset by acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 2.2% to $10,987,000 as compared to $10,753,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 12.8% to $8,719,000 as compared to $7,729,000 in the second quarter of fiscal 1997. This increase is primarily the result of increased borrowings, partially offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Six Months Ended January 31, 1998 vs. January 31, 1997

     Total Revenues. Total revenues decreased 21.9% to $402,016,000 as compared to $514,916,000 for the prior period, primarily due to decreased sales price per retail gallon, decreased retail propane volumes, and a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), partially offset by an increase in retail sales volume due to the effect of acquisitions.

     Retail sales prices per gallon were significantly lower than those during the prior year due to the unusually higher wholesale cost of propane experienced in the prior year. Retail volumes decreased 8.8% to 398,476,000 gallons as compared to 436,698,000 gallons for the same period last year, primarily due to warmer weather than the prior year. Fiscal 1998 winter temperatures, as reported by the AGA, were 6% warmer than the same period as last year and 6% warmer than normal. Fiscal 1998 warmer than normal temperatures were also compounded by the El Nino weather factors of reduced wind chill, humidity, snow and cloud cover. Revenues from other operations decreased by $23,535,000 primarily due to decreased wholesale marketing price per gallon and decreased chemical feedstocks marketing volumes.

     Gross Profit. Gross profit decreased 9.8% to $184,521,000 as compared to $204,546,000 in the year ago period, primarily as the result of decreased retail propane volumes attributed to the effect of warmer weather, partially offset by the effect of acquisitions.

     Operating Expenses. Operating expenses decreased 4.3% to $104,947,000 as compared to $109,714,000 in the first half of fiscal 1997 primarily due to lower variable costs associated with delivering fewer gallons partially offset by acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 4.4% to $22,524,000 as compared to $21,584,000 for the year ago period primarily due to acquisitions of propane businesses.

     Interest expense. Interest expense increased 10.4% to $16,965,000 as compared to $15,371,000 in the first half of fiscal 1997. This increase is primarily the result of increased borrowings, partially offset by a small decrease in the overall average interest rate paid by the Partnership on its borrowings.

Liquidity and Capital Resources

     The ability of the OLP to satisfy its obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. For the fiscal year ending July 31, 1998, the General Partner believes that the OLP will have sufficient funds to meet the OLP's obligations.

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

     Operating Activities. Cash provided by operating activities was $22,977,000 for the six months ended January 31, 1998, compared to $29,508,000 for the prior period. This decrease is primarily due to the net effect of decreased net income, receivables, inventory, payables and other current liabilities as compared to January 31, 1997, caused primarily by the decrease in propane prices and reduced retail volume activity as compared to those experienced during the second quarter of fiscal 1997.

     Investing Activities. During the six months ended January 31, 1998, the Partnership made total acquisition capital expenditures of $5,696,000. This amount was funded by $3,577,000 cash payments (including $1,026,000 for transition costs previously accrued for fiscal 1997 acquisitions) $2,000,000 of common units issued and $1,145,000 of noncompete notes.

     During the six months ended January 31, 1998, the Partnership made growth and maintenance capital expenditures of $10,081,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts, and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

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

     Financing Activities. During the six months ended January 31, 1998, the Partnership borrowed $27,263,000 from its Credit Facility to fund working capital, business acquisitions, and capital expenditure needs. At January 31, 1998, $113,800,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $22,915,000. At January 31, 1998, the Operating Partnership had $68,285,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On February 17, 1998, the Operating Partnership declared a cash distribution of $15,804,747 to its limited partners, payable March 16, 1998. The distribution will fund Ferrellgas Partners, L.P.'s cash distribution to its unitholders.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board recently issued the following new accounting standards: SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS Nos. 130 and 131 are required to be adopted by the Partnership for the fiscal year ended July 31, 1999. The adoption of both standards is not expected to have a material effect on the Partnership's financial position or results of operations.

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

          27.1 Financial Data Schedule - Ferrellgas, L.P. (filed in electronic format only)

          27.2 Financial Data Schedule - Ferrellgas Finance Corp. (file in electronic format only)

          (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FERRELLGAS, L.P.

                                          By Ferrellgas, Inc. (General Partner)


Date: March 17, 1998                      By  /s/ Danley K. Sheldon
                                              ----------------------
                                              Danley K. Sheldon
                                              President and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)





                                          FERRELLGAS FINANCE CORP.



Date: March 17, 1998                      By  /s/ Danley K. Sheldon
                                              ----------------------
                                              Danley K. Sheldon
                                              Senior Vice President and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)