Form 10-Q
period 1998-04-30
FERRELLGAS L P; FERRELLGAS FINANCE CORP
filed 1998-06-15
CIK 922359, 922360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended April 30, 1998

                                       or

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

Yes    [ X ]  No    [   ]

At May 20, 1998, Ferrellgas Finance Corp. had 1,000 shares of $1.00 par value common stock outstanding.

                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.

                                Table of Contents
                                                                           Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Ferrellgas, L.P. and Subsidiaries

               Consolidated Balance Sheets - April 30, 1998
                    and July 31, 1997                                         1

               Consolidated Statements of Earnings -
                    Three and nine months ended April 30, 1998 and 1997       2

               Consolidated Statement of Partners' Capital -
                     Nine months ended April 30, 1998                         3

               Consolidated Statements of Cash Flows -
                    Nine months ended April 30, 1998 and 1997                 4

               Notes to Consolidated Financial Statements                     5


               Ferrellgas Finance Corp.

               Balance Sheets - April 30, 1998 and July 31, 1997              7

               Statements of Earnings - Three and nine months
                     ended April 30, 1998 and 1997                            7

               Statements of Cash Flows - Nine months ended
                     April 30, 1998 and 1997                                  8

               Note to Financial Statements                                   8

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9



                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                             13

ITEM 2.        CHANGES IN SECURITIES                                         13

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                               13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           13

ITEM 5.        OTHER INFORMATION                                             13

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                              13

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        FERRELLGAS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



ASSETS                                                               April 30, 1998     July 31, 1997
-------------------------------------------------------------        --------------     --------------
                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents                                              $   9,054         $   14,787
  Accounts and notes receivable                                             70,667             61,835
  Inventories                                                               26,916             43,112
  Prepaid expenses and other current assets                                  7,957             10,102
                                                                     --------------     --------------
    Total Current Assets                                                   114,594            129,836

  Property, plant and equipment, net                                       398,548            405,736
  Intangible assets, net                                                   103,661            112,058
  Other assets, net                                                          5,564              6,147
                                                                     --------------     --------------
    Total Assets                                                          $622,367           $653,777
                                                                     ==============     ==============



LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                       $  38,099          $  39,322
  Other current liabilities                                                 33,051             47,546
  Short-term borrowings                                                      5,663             21,786
                                                                     --------------     --------------
    Total Current Liabilities                                               76,813            108,654

  Long-term debt                                                           338,437            327,334
  Other liabilities                                                         12,782             12,354
  Contingencies and commitments

Partners' Capital
  Limited partner                                                          192,372            203,360
  General partner                                                            1,963              2,075
                                                                     --------------     --------------
    Total Partners' Capital                                                194,335            205,435
                                                                     --------------     --------------
    Total Liabilities and Partners' Capital                               $622,367           $653,777
                                                                     ==============     ==============

                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                              For the three months ended     For the nine months ended
                                              ----------------------------  ----------------------------
                                              April 30, 1998 April 30, 1997 April 30, 1998 April 30, 1997
                                              -------------  -------------  -------------  -------------
                                                              (restated)                    (restated)
Revenues:
  Gas liquids and related product sales           $166,066       $181,426       $545,110       $672,604
  Other                                              9,101         11,447         32,073         35,185
                                              -------------  -------------  -------------  -------------
    Total revenues                                 175,167        192,873        577,183        707,789

Cost of product sold (exclusive of
  depreciation, shown separately below)             85,718        110,029        303,213        420,399
                                              -------------  -------------  -------------  -------------

Gross profit                                        89,449         82,844        273,970        287,390

Operating expense                                   49,328         48,054        154,275        157,768
Depreciation and amortization expense               11,193         10,893         33,717         32,477
General and administrative expense                   4,231          3,466         12,510         11,234
Vehicle and tank lease expense                       2,621          1,949          7,432          5,356
                                              -------------  -------------  -------------  -------------

Operating income                                    22,076         18,482         66,036         80,555

Interest expense                                    (8,243)        (7,334)       (25,208)       (22,705)
Interest income                                        548            613          1,347          1,498
Gain (loss) on disposal of assets                      421           (114)           115           (864)
                                              -------------  -------------  -------------  -------------

Net earnings                                     $  14,802      $  11,647      $  42,290      $  58,484
                                              =============  =============  =============  =============

















                 See notes to consolidated financial statements

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)



                                                   Limited          General       Total partners'
                                                   partner          partner           capital
                                               ----------------  --------------- -------------------

July 31, 1997                                       $  203,360         $  2,075          $  205,435

Additions to capital in connection
 with acquisitions                                       2,020               21               2,041

Quarterly distributions                                (54,871)            (560)            (55,431)

Net earnings                                            41,863              427              42,290
                                               ----------------  --------------- -------------------

April 30, 1998                                      $  192,372         $  1,963          $  194,335
                                               ================  =============== ===================















                 See notes to consolidated financial statements.

                       FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              For the nine months ended
                                                           ---------------------------------
                                                           April 30, 1998    April 30, 1997
                                                           ----------------  ---------------
                                                                               (restated)
Cash Flows From Operating Activities:
 Net earnings                                                      $42,290          $58,484
 Reconciliation of net earnings to net cash from
  operating activities:
  Depreciation and amortization                                     33,717           32,477
  Other                                                              2,478            3,501
  Changes in operating assets and liabilities net of
  effects from business acquisitions:
    Accounts and notes receivable                                   (9,842)         (33,933)
    Inventories                                                     15,708            5,187
    Prepaid expenses and other current assets                        2,106           (2,736)
    Accounts payable                                                (1,223)            3,737
    Other current liabilities                                      (13,625)           1,797
    Other                                                              428               38
                                                           ----------------  ---------------
      Net cash provided by operating activities                     72,037           68,552
                                                           ----------------  ---------------

Cash Flows From Investing Activities:
 Business acquisitions                                              (4,080)         (11,663)
 Capital expenditures                                              (15,267)         (12,299)
 Other                                                               3,235            2,501
                                                           ----------------  ---------------
      Net cash used by investing activities                        (16,112)         (21,461)
                                                           ----------------  ---------------

Cash Flows From Financing Activities:
 Net additions to short-term borrowings                            (16,123)          (6,954)
 Additions to long-term debt                                        11,438           20,951
 Reductions of long-term debt                                       (1,622)          (2,118)
 Distributions                                                     (55,431)         (57,404)
 Other                                                                  80             (393)
                                                           ----------------  ---------------
      Net cash used by financing activities                        (61,658)         (45,918)
                                                           ----------------  ---------------

Increase (decrease) in cash and cash equivalents                    (5,733)           1,173
Cash and cash equivalents - beginning of period                     14,787           13,769
                                                           ----------------  ---------------
Cash and cash equivalents - end of period                          $ 9,054          $14,942
                                                           ================  ===============
Cash paid for interest                                             $29,040          $25,853
                                                           ================  ===============









                 See notes to consolidated financial statements

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (unaudited)

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

C. The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations for the periods ended April 30, 1998 and April 30, 1997 are not necessarily indicative of the results to be expected for a full year.

D.   Inventories consist of:
                                                                                       April 30,        July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ----------------  --------------
      Liquefied propane gas and related products                                            $18,341         $35,351
      Appliances, parts and supplies                                                          8,575           7,761
                                                                                    ----------------  --------------
                                                                                            $26,916         $43,112
                                                                                    ================  ==============

      In addition to inventories on hand, Ferrellgas, L.P. (the "Partnership", "Operating Partnership", or the "OLP") enters into contracts to buy product for supply purposes. Nearly all such contracts have terms of less than one year and most call for payment based on market prices at date of delivery. All fixed price contracts have terms of less than one year. As of April 30, 1998, the Partnership does not have a material commitment to purchase propane from its suppliers whereby the volume, price and date of delivery have been agreed.

     Property, plant and equipment, net consist of:
                                                                                      April 30,         July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ---------------  ---------------
      Property, plant and equipment                                                       $622,878         $614,974
      Less:  accumulated depreciation                                                      224,330          209,238
                                                                                    ---------------  ---------------
                                                                                          $398,548         $405,736
                                                                                    ===============  ===============

     Intangible assets, net  consist of:
                                                                                      April 30,         July 31,
      (in thousands)                                                                     1998             1997
                                                                                    ---------------  ---------------
      Intangible assets                                                                   $223,540         $221,269
      Less:  accumulated amortization                                                      119,879          109,211
                                                                                    ---------------  ---------------
                                                                                          $103,661         $112,058
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

                                 BALANCE SHEETS


                                                                                 April 30,              July 31,
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
                                                                             ===================   ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------


Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                         $1,000                $1,000

Additional paid in capital                                                                 980                   759

Accumulated deficit                                                                       (980)                 (759)
                                                                             -------------------   -------------------
Total Stockholder's Equity                                                               1,000                 1,000
                                                                             -------------------   -------------------
Total Liabilities and Stockholder's Equity                                              $1,000                $1,000
                                                                             ===================   ===================






                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                           Three Months Ended      Three Months Ended    Nine Months Ended     Nine Months Ended
                                               April 30,               April 30,             April 30,          April 30,
                                                  1998                   1997                   1998               1997
                                          ---------------------  ----------------------  ------------------- -----------------

General and administrative expense                $  176                  $ 169                  $  221               $ 214

                                          ---------------------  ----------------------  ------------------- -----------------
Net loss                                          $ (176)                 $(169)                 $ (221)              $(214)
                                          =====================  ======================  =================== =================




                       See notes to financial statements.

                            FERRELLGAS FINANCE CORP.
                 (A wholly owned subsidiary of Ferrellgas, L.P.)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Nine Months Ended      Nine Months Ended
                                                                   April 30,              April 30,
                                                                     1998                   1997
                                                              --------------------   --------------------

Cash Flows From Operating Activities:
  Net loss                                                              $   (221)              $   (214)
                                                               --------------------   --------------------
       Cash used by operating activities                                     (221)                 (214)
                                                               --------------------   --------------------

Cash Flows From Financing Activities:
  Capital contribution                                                       221                    214
                                                              --------------------   --------------------
       Cash provided by financing activities                                 221                    214
                                                              --------------------   --------------------

Increase (decrease) in cash                                                    -                      -
Cash - beginning of period                                                 1,000                  1,000
                                                              --------------------   --------------------
Cash - end of period                                                      $1,000                 $1,000
                                                              ====================   ====================

                        See note to financial statements.





                          NOTE TO FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (unaudited)

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

     In the Form 10-K originally filed on October 29, 1997, an inventory costing adjustment affecting all quarters during fiscal 1997 was quantified and discussed in the "Selected Quarterly Financial Data" section of Item 7. The Partnership originally reflected the entire adjustment in the fourth quarter of fiscal 1997 instead of restating each quarter affected. Subsequent to the original filing of Form 10-K, the Partnership determined that the quarters affected by the inventory costing adjustment should be restated to more accurately reflect the Partnership's fiscal 1997 quarterly results used for comparative purposes. Thus, the Partnership restated all fiscal 1997 quarterly results affected by this adjustment with the filing of a Form 10-K/A on January 28, 1998. This Form 10-Q reflects the restatement of the Statements of Earnings for the three and nine months ended April 30, 1997 and Statements of Cash Flows for the nine months ended April 30, 1997 after giving retroactive effect to the inventory costing adjustments.

Year 2000 Compliance

     The Partnership has evaluated the "Year 2000" computer programming issue and does not expect that the total cost of related modifications and conversions will have a material effect on its financial position, results of operations or cash flows and is being expensed as incurred. The Year 2000 issue may also affect the systems and applications of the Partnership's customers or vendors. The Partnership is contacting others with whom it conducts business to receive appropriate assurances that those third parties are, or will be, Year 2000 compliant. If compliance by the Partnership's customers and vendors is not achieved in a timely manner, it is unknown what affect, if any, the Year 2000 issue could have on the Partnership's operations.

Results of Operations

     The propane industry is seasonal in nature with peak activity during the winter months. Due to the seasonality of the business, results of operations for the three and nine months ended April 30, 1998 and 1997, are not necessarily indicative of the results to be expected for a full year. Other factors affecting the results of operations include competitive conditions, demand for product, variations in weather and fluctuations in propane prices. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and interest expense have increased. Over time, these fixed cost increases have caused losses in the first and fourth quarters and net income in the second and third quarters to be more pronounced.

Three Months Ended April 30, 1998 as compared to April 30, 1997

     Total Revenues. Total revenues decreased 9.2% to $175,167,000 as compared to $192,873,000 in the third quarter of fiscal 1997, primarily due to decreased sales price per retail gallon, a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), partially offset by an increase in retail sales volumes.

     Retail sales prices per gallon were significantly lower than those in same quarter last year due to the unusually higher wholesale cost of propane experienced in the prior year. Retail volumes increased 7.3% to 175,168,000 gallons as compared to 163,323,000 gallons for the same quarter last year, primarily due to increases in the base business due to demand resulting from customer deferrals during the mild winter when compared with the same period as last year. Fiscal 1998 winter temperatures, as reported by the American Gas Association ("AGA"), were unchanged compared to the same quarter last year and 11.4% warmer than normal. Fiscal 1998 warmer than normal temperatures were also compounded by the El Nino weather factors of reduced wind chill, humidity, snow and cloud cover. Revenues from other operations decreased by $8,824,000 primarily due to a decreased wholesale marketing price per gallon.

     Gross Profit. Gross profit increased 8.0% to $89,449,000 as compared to $82,844,000 in the third quarter of fiscal 1997, primarily as the result of increased retail propane volumes and to a lesser extent the effect of acquisitions and slightly higher retail margins.

     Operating Expenses. Operating expenses increased 2.7% to $49,328,000 as compared to $48,054,000 in the third quarter of fiscal 1997 primarily due to acquisition related increases in personnel costs, plant and office expenses, vehicle and other expenses.

     Depreciation  and  Amortization.   Depreciation  and  amortization  expense
increased 2.8% to $11,193,000 as compared to $10,893,000 primarily due to acquisitions of propane businesses since the third quarter of fiscal 1997.

     Interest expense. Interest expense increased 12.4% to $8,243,000 as compared to $7,334,000 in the third quarter of fiscal 1997. This increase is primarily the result of increased borrowings for the financing of acquisitions in the fourth quarter of fiscal 1997, partially offset by a slight decrease in the overall average interest rate paid by the Partnership on its borrowings.

Nine Months Ended April 30, 1998 as compared to April 30, 1997

     Total Revenues. Total revenues decreased 18.5% to $577,183,000 as compared to $707,789,000 for the prior period, primarily due to decreased sales price per retail gallon, decreased retail propane volumes due to warmer weather and a decrease in revenues from other operations (wholesale marketing, chemical feedstocks and net trading operations), partially offset by an increase in retail sales volume due to the effect of acquisitions.

     Retail sales prices per gallon were significantly lower than those during the prior year due to the unusually higher wholesale cost of propane experienced in the prior year. Retail volumes decreased 4.4% to 573,644,000 gallons as compared to 600,021,000 gallons for the same period last year, primarily due to warmer weather than the prior year. Fiscal 1998 winter temperatures, as reported by the AGA, were 4.0% warmer than the same period as last year and 8.1% warmer than normal. Fiscal 1998 warmer than normal temperatures were also compounded by the El Nino weather factors of reduced wind chill, humidity, snow and cloud cover. Revenues from other operations decreased by $24,993,000 primarily due to decreased wholesale marketing price per gallon and volume and decreased chemical feedstocks marketing volumes.

     Gross Profit. Gross profit decreased 4.7% to $273,970,000 as compared to $287,390,000 in the same period last year, primarily as the result of decreased retail propane volumes, warmer weather, and to a lesser extent decreased trading profits, partially offset by the effect of acquisitions.

     Operating Expenses. Operating expenses decreased 2.2% to $154,275,000 as compared to $157,768,000 in the same period last year primarily due to lower variable costs associated with delivering fewer gallons partially offset by acquisition related increases in personnel costs, plant and office expenses, and vehicle and other expenses.

     Depreciation and Amortization. Depreciation and amortization expense increased 3.8% to $33,717,000 as compared to $32,477,000 for the same period last year primarily due to acquisitions of propane businesses since the third quarter of fiscal 1997.

     Interest expense. Interest expense increased 11.0% to $25,208,000 as compared to $22,705,000 in the first three quarters of fiscal 1997. This increase is primarily the result of increased borrowings for the financing of acquisitions in the fourth quarter of fiscal 1997, partially offset by a slight decrease in the overall average interest rate paid by the Partnership on its borrowings.

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

     Future maintenance and working capital needs of the OLP are expected to be provided by cash generated from future operations, existing cash balances and the working capital borrowing facility. In order to fund expansive capital projects and future acquisitions, the OLP may borrow on existing bank lines or the MLP may issue additional Common Units. Toward this purpose the MLP maintains a shelf registration statement with the Securities and Exchange Commission for, 1,800,322 Common Units representing limited partner interests in the MLP. The Common Units may be issued from time to time by the MLP in connection with the OLP's acquisition of other businesses, properties or securities in business combination transactions.

     Operating Activities. Cash provided by operating activities was $72,037,000 for the nine months ended April 30, 1998, compared to $68,552,000 for the prior period. This increase is primarily due to the decreased receivables and inventory partially offset by decreased net income. These results were caused primarily by a decrease in propane prices, the decrease in volumes held in inventory and reduced retail volume activity as compared to those experienced during fiscal 1997.

     Investing Activities. During the nine months ended April 30, 1998, the Partnership made total acquisition capital expenditures of $6,203,000. This amount was funded by $4,080,000 cash payments (including $1,232,000 for transition costs previously accrued for fiscal 1997 acquisitions) $2,000,000 of common units issued, $867,000 of noncompete notes and $488,000 of other costs.

     During the nine months ended April 30, 1998, the Partnership made growth and maintenance capital expenditures of $15,267,000 consisting primarily of the following: 1) relocating and upgrading district plant facilities, 2) additions to Partnership-owned customer tanks and cylinders, 3) vehicle lease buyouts, and
4) upgrading computer equipment and software. Capital requirements for repair and maintenance of property, plant and equipment are relatively low since technological change is limited and the useful lives of propane tanks and cylinders, the Partnership's principal physical assets, are generally long.

     The Partnership maintains its vehicle and transportation equipment fleet by leasing light and medium duty trucks and tractors. The General Partner believes vehicle leasing is a cost effective method for meeting the Partnership's transportation equipment needs. The Partnership continues seeking to expand its operations through strategic acquisitions of smaller retail propane operations located throughout the United States. These acquisitions will be funded through internal cash flow, external borrowings or the issuance of additional Partnership interests. The Partnership does not have any material commitments of funds for capital expenditures other than to support the current level of operations. In fiscal 1998, the Partnership expects growth and maintenance capital expenditures to increase over fiscal 1997 levels.

     Financing Activities. During the nine months ended April 30, 1998, the Partnership repaid $4,685,000 to its Credit Facility as it related to working capital, business acquisitions, and capital expenditure needs. At April 30, 1998, $81,850,000 of borrowings were outstanding under the revolving portion of the Credit Facility. Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, totaled $27,535,000. At April 30, 1998, the Operating Partnership had $95,615,000 available for general corporate, acquisition and working capital purposes under the Credit Facility. On May 19, 1998, the Operating Partnership declared a cash distribution of $23,542,550 to its limited partners, payable June 12, 1998. The distribution will fund Ferrellgas Partners, L.P.'s cash distribution to its unitholders and the $7,500,000 interest payment on its Senior Subordinated Notes. The interest payment on the Notes covers the period from December 15, 1997 to June 14, 1998. The next interest payment on the Notes will take place on December 15, 1998.

     The Operating Partnership is currently negotiating the issuance of debt that will effectively refinance its $200,000,000 of 10% Fixed Rate Senior Notes ("Notes") and balances outstanding under its Credit Facility. If consummated, the Operating Partnership will pay a call premium of five percent of the Notes in anticipation of an overall reduced borrowing rate.

     Adoption of New Accounting Standards. The Financial Accounting Standards Board recently issued the following new accounting standards: SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS Nos. 130 and 131 are required to be adopted by the Partnership for the fiscal year ended July 31, 1999. The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP requires that entities capitalize certain internal-use software costs once certain capitalization requirements are met. The Partnership does not expect that the implementation of these rules will have a material effect on the Partnership's financial position or results of operations.

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

           3.2 Articles of Incorporation for Ferrellgas Finance Corp. (Incorporated by reference to the same numbered Exhibitt the Partnership's Quarterly Report on Form 10-Q filed December 13, 1996.)

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


                               FERRELLGAS, L.P.

                               By Ferrellgas, Inc. (General Partner)


Date: June 15, 1998            By     /s/ Danley K. Sheldon
                                      Danley K. Sheldon
                                      President and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)





                               FERRELLGAS FINANCE CORP.



Date: June 15, 1998            By     /s/ Danley K. Sheldon
                                      Danley K. Sheldon
                                      Senior Vice President and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)