Form 10-Q
period 2003-10-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P
filed 2003-12-11
CIK 922359, 922360, 1012493, 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________


Commission file numbers: 001-11331
                         333-06693
                         000-50182 and
                         000-50183


                            Ferrellgas Partners, L.P.
                        Ferrellgas Partners Finance Corp.
                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.

           (Exact name of registrants as specified in their charters)


          Delaware                                         43-1698480
          Delaware                                         43-1742520
          Delaware                                         43-1698481
          Delaware                                         14-1866671
       --------------                                   ----------------
      (States or other                                  (I.R.S. Employer
      jurisdictions of                                Identification Nos.)
      incorporation or
        organization)

                   One Liberty Plaza, Liberty, Missouri 64068
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrants' telephone number, including area code: (816) 792-1600

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    [ X ]  No    [    ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P.                           Yes     [ X ]   No    [   ]

Ferrellgas Partners Finance Corp., Ferrellgas, L.P.
and Ferrellgas Finance Corp.                        Yes     [   ]   No    [ X ]

At December 8, 2003, the registrants had common units or shares outstanding as follows:

        Ferrellgas Partners, L.P.                 39,722,234        Common Units

        Ferrellgas Partners Finance Corp.              1,000        Common Stock

        Ferrellgas, L.P.                               n/a                   n/a

        Ferrellgas Finance Corp.                       1,000        Common Stock

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.
                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.


                                Table of Contents
                                                                          Page
                         PART I - FINANCIAL INFORMATION                 --------

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

          Ferrellgas Partners, L.P. and Subsidiaries
          ------------------------------------------

          Condensed Consolidated Balance Sheets -
            October 31, 2003 and July 31, 2003                             1

          Condensed Consolidated Statements of Earnings -
            Three months ended October 31, 2003 and 2002                   2

          Condensed Consolidated Statement of Partners' Capital
            (Deficit)- Three months ended October 31, 2003                 3

          Condensed Consolidated Statements of Cash Flows -
            Three months ended October 31, 2003 and 2002 (as restated)     4

          Notes to Condensed Consolidated Financial Statements             5

          Ferrellgas Partners Finance Corp.
          ---------------------------------

          Condensed Balance Sheets - October 31, 2003 and
            July 31, 2003                                                 13

          Condensed Statements of Earnings -
            Three months ended October 31, 2003 and 2002                  13

          Condensed Statements of Cash Flows -
            Three months ended October 31, 2003 and 2002                  14

          Note to Condensed Financial Statements                          14

          Ferrellgas, L.P. and Subsidiaries
          ---------------------------------

          Condensed Consolidated Balance Sheets -
            October 31, 2003 and July 31, 2003                            15

          Condensed Consolidated Statements of Earnings -
            Three months ended October 31, 2003 and 2002                  16

          Condensed Consolidated Statement of Partners' Capital -
            Three months ended October 31, 2003                           17

          Condensed Consolidated Statements of Cash Flows -
            Three months ended October 31, 2003 and 2002                  18

          Notes to Condensed Consolidated Financial Statements            19

          Ferrellgas Finance Corp.
          ------------------------

          Condensed Balance Sheets - October 31, 2003 and
            July 31, 2003                                                 24

          Condensed Statement of Earnings -
            Three months ended October 31, 2003                           24

          Condensed Statement of Cash Flows -
            Three months ended October 31, 2003                           25

          Note to Condensed Financial Statements                          25

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
                                                                          26

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      35

ITEM 4.   CONTROLS AND PROCEDURES                                         36

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                               36

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                       36

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 36

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             36

ITEM 5.   OTHER INFORMATION                                               36

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                37

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                      October 31,       July 31,
ASSETS                                                                                   2003             2003
--------------------------------------------------------------------------------     -------------   -------------

Current assets:
  Cash and cash equivalents                                                           $    12,351     $    11,154
  Accounts and notes receivable, net                                                       63,495          56,742
  Inventories                                                                             103,232          69,077
  Prepaid expenses and other current assets                                                10,893           8,306
                                                                                     -------------   -------------
    Total current assets                                                                  189,971         145,279

Property, plant and equipment, net                                                        683,581         684,917
Goodwill                                                                                  124,190         124,190
Intangible assets, net                                                                     96,743          98,157
Other assets                                                                                9,420           8,853
                                                                                     -------------   -------------
    Total assets                                                                      $ 1,103,905     $ 1,061,396
                                                                                     =============   =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                    $   119,389     $    59,454
  Other current liabilities                                                                74,838          89,687
  Short-term borrowings                                                                    21,800             -
                                                                                     -------------   -------------
    Total current liabilities                                                             216,027         149,141

Long-term debt                                                                            900,807         888,226
Other liabilities                                                                          19,607          18,747
Contingencies and commitments (Note I)                                                        -               -
Minority interest                                                                           2,036           2,363

Partners' capital (deficit):
 Senior unitholder (1,994,146 units outstanding at
   both October 31, 2003 and July 31, 2003 - liquidation preference
   $79,766 at both October 31, 2003 and July 31, 2003)                                     79,766          79,766
 Common unitholders (37,707,434 and 37,673,455 units outstanding
   at October 31, 2003 and July 31, 2003, respectively)                                   (52,381)        (15,602)
 General partner unitholder (401,026 and 400,683 units outstanding
   at October 31, 2003 and July 31, 2003, respectively)                                   (59,670)        (59,277)
 Accumulated other comprehensive loss                                                      (2,287)         (1,968)
                                                                                     -------------   -------------
    Total partners' capital (deficit)                                                     (34,572)          2,919
                                                                                     -------------   -------------
    Total liabilities and partners' capital (deficit)                                 $ 1,103,905     $ 1,061,396
                                                                                     =============   =============

         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)

                                                            For the three months ended
                                                         ----------------------------------
                                                         October 31, 2003  October 31, 2002
                                                         ----------------  ----------------

Revenues:
  Propane and other gas liquids sales                         $ 232,054         $ 194,900
  Other                                                          23,360            21,414
                                                         ----------------  ----------------
    Total revenues                                              255,414           216,314

Cost of product sold (exclusive of
  depreciation, shown with amortization below)                  159,249           123,672
                                                         ----------------  ----------------

Gross profit                                                     96,165            92,642

Operating expense                                                72,479            68,428
Depreciation and amortization expense                            11,195             9,895
General and administrative expense                                6,891             6,902
Equipment lease expense                                           4,511             5,992
Employee stock ownership plan compensation charge                 1,784             1,395
Loss on disposal of assets and other                              1,626               671
                                                         ----------------  ----------------

Operating loss                                                   (2,321)             (641)

Interest expense                                                (16,794)          (14,696)
Interest income                                                     331                62
Early extinguishment of debt expense                                -              (7,052)
                                                         ----------------  ----------------

Loss before minority interest and cumulative
   effect of change in accounting principle                     (18,784)          (22,327)

Minority interest                                                  (138)             (115)
                                                         ----------------  ----------------

Loss before cumulative effect of change in
   accounting principle                                         (18,646)          (22,212)

Cumulative effect of change in accounting principle,
   net of minority interest of $28                                  -              (2,754)
                                                         ----------------  ----------------

Net loss                                                        (18,646)          (24,966)

Distribution to senior unitholder                                 1,994             2,782
Net loss available to general partner unitholder                   (206)             (277)
                                                         ----------------  ----------------
Net loss available to common unitholders                      $ (20,434)        $ (27,471)
                                                         ================  ================

Basic loss per common unit:
Loss available to common unitholders before
  cumulative effect of change in accounting principle         $   (0.54)        $   (0.69)
Cumulative effect of change in accounting principle                   -             (0.07)
                                                         ----------------  ----------------
Net loss available to common unitholders                      $   (0.54)        $   (0.76)
                                                         ================  ================

         See notes to these condensed consolidated financial statements.

         CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                 (in thousands)
                                   (unaudited)

                                                                                                       Accumulated other
                                          Number of units                                             comprehensive loss
                                 ---------------------------------                                   --------------------
                                                                                                                           Total
                                                          General                           General                       partners'
                                   Senior     Common      partner    Senior     Common      partner    Risk      Pension   capital
                                 unitholder unitholders unitholder unitholder unitholders unitholder management liability (deficit)
                                 ---------- ----------- ---------- ---------- ----------- ---------- ---------- --------- ---------

August 1, 2003                     1,994.1    37,673.5    400.7      $79,766    $(15,602)  $(59,277)  $  -       $(1,968)  $2,919

 Contribution in connection
  with ESOP compensation charge       -          -          -           -          1,749         16      -           -      1,765

 Common unit cash distribution        -          -          -           -        (18,854)      (190)     -           -    (19,044)

 Senior unit accrued distribution     -          -          -           -         (1,974)       (40)     -           -     (2,014)

 Common unit options exercised        -            3.5      0.0         -             64          1      -           -         65

 Common units issued in connection
   with acquisitions                  -           30.4      0.3         -            695          7      -           -        702

 Comprehensive income:
    Net loss                          -          -          -           -        (18,459)      (187)     -           -    (18,646)
    Other comprehensive loss:
       Net losses on risk management
        derivatives                   -          -          -           -            -            -     (319)        -       (319)
                                                                                                                         ----------
 Comprehensive loss                                                                                                       (18,965)

                                 ---------- ----------- ---------- ---------- ----------- ---------- --------- --------- ----------
October 31, 2003                   1,994.1    37,707.4    401.0      $79,766    $(52,381)  $(59,670)  $ (319)   $(1,968) $(34,572)
                                 ========== =========== ========== ========== =========== ========== ========= ========= ==========






         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           For the three months ended
                                                       -----------------------------------
                                                       October 31, 2003   October 31, 2002
                                                       ----------------   ----------------
                                                                           (as restated*)
Cash flows from operating activities:
 Net loss                                                 $ (18,646)         $ (24,966)
 Reconciliation of net loss to net cash
   used in operating activities:
 Cumulative effect of change in accounting principle            -                2,754
 Early extinguishment of debt expense                           -                1,854
 Depreciation and amortization expense                       11,195              9,895
 Employee stock ownership plan compensation charge            1,784              1,395
 Loss on disposal of assets                                   1,321                240
 Minority interest                                             (138)              (115)
 Other                                                        1,319              1,514
 Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                      (23,512)           (24,485)
    Inventories                                             (34,155)           (28,821)
    Prepaid expenses and other current assets                (2,600)            (2,302)
    Accounts payable                                         59,968             44,278
    Accrued interest expense                                 (5,487)           (10,098)
    Other current liabilities                               (10,197)           (11,852)
    Other liabilities                                           810               (465)
 Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations    20,000             40,000
    Proceeds from collections reinvested in revolving
      period accounts receivable securitizations            157,108             28,237
    Remittances of amounts collected as servicer of
      accounts receivable securitizations                  (161,108)           (28,237)
                                                     ----------------   ----------------
      Net cash used in operating activities                  (2,338)            (1,174)
                                                     ----------------   ----------------

Cash flows from investing activities:
 Business acquisitions, net of cash acquired                 (1,787)              (249)
 Capital expenditures - technology initiative                (2,947)            (4,439)
 Capital expenditures - other                                (5,513)            (4,942)
 Other                                                          785                886
                                                     ----------------   ----------------
      Net cash used in investing activities                  (9,462)            (8,744)
                                                     ----------------   ----------------

Cash flows from financing activities:
 Distributions                                              (21,058)           (21,035)
 Proceeds from issuance of debt                              13,300            170,000
 Principal payments on debt                                    (866)          (161,042)
 Net additions to short-term borrowings                      21,800             21,500
 Cash paid for financing costs                                  (33)            (4,809)
 Minority interest activity                                    (215)              (257)
 Proceeds from exercise of common unit options                   69                296
                                                     ----------------   ----------------
      Net cash provided by financing activities              12,997              4,653
                                                     ----------------   ----------------

Increase (decrease) in cash and cash equivalents            $ 1,197           $ (5,265)
Cash and cash equivalents - beginning of period              11,154             19,781
                                                     ----------------   ----------------
Cash and cash equivalents - end of period                   $12,351            $14,516
                                                     ================   ================

Cash paid for interest                                      $21,587            $24,168
                                                     ================   ================


*  See Note O to these condensed consolidated financial statements.
         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
    (Dollars in thousands, except per unit data, unless otherwise designated)
                                   (unaudited)


A.   Organization

     Ferrellgas Partners, L.P. ("Ferrellgas Partners") is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the "Operating Partnership"). Ferrellgas Partners and the Operating Partnership are collectively referred to as "Ferrellgas." Ferrellgas, Inc. (the "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell Companies"), has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the Operating Partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As General Partner, it performs all management functions required by Ferrellgas.

     The condensed consolidated financial statements of Ferrellgas reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

B.   Unit and stock-based compensation

     Ferrellgas accounts for the Ferrellgas Unit Option Plan (the "Unit Option Plan") and the Ferrell Companies, Inc. Incentive Compensation Plan (the "ICP") using the intrinsic value method under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas' net loss and loss per unit would have been adjusted as noted in the table following:

                                                                   For the three months ended
                                                                          October 31,
                                                               ------------------------------
                                                                  2003                2002
                                                               ----------          ----------

          Net loss available to common unitholders, as
            reported                                            $(20,434)           $(27,471)

          Add: Total stock-based employee compensation
            expense determined under fair value based
            method for all awards                                   (240)               (211)
                                                               ----------          ----------

          Pro forma net loss available to common
            unitholders                                         $(20,674)           $(27,682)
                                                               ==========          ==========


          Basic loss per common unit:
          ---------------------------
          Loss available to common unitholders before
             cumulative effect of change in accounting
             principle, as reported                             $  (0.54)           $  (0.69)

          Net loss available to common unitholders, as
             reported                                              (0.54)              (0.76)

          Loss available to common unitholders before
             cumulative effect of change in accounting
             principle, pro forma                                  (0.55)              (0.70)

          Net loss available to common unitholders,
             pro forma                                             (0.55)              (0.77)


C.   Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of derivative commodity contracts.

D.   Reclassifications

     Certain reclassifications have been made to the three months ended October 31, 2002 condensed consolidated statement of cash flows to conform to the three months ended October 31, 2003 condensed consolidated statement of cash flows presentation. "Loss on disposal of assets" is disclosed separately in net cash used in operating activities on the condensed consolidated statements of cash flows. This amount was previously classified as "Other" in net cash used in operating activities in the three months ended October 31, 2002. See Note O - Restatement of condensed consolidated statements of cash flows - for discussion about a restatement of the condensed consolidated statements of cash flows.

E.   Nature of operations

     Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the Operating Partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp. No operations are conducted by or through Ferrellgas Partners Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The Operating Partnership is the only operating subsidiary of Ferrellgas Partners.

     The Operating Partnership is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year. The
     Operating Partnership serves more than one million residential, industrial/commercial, agricultural and other customers.

F.   Cash and cash equivalents and non-cash activities

     For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and are disclosed in Note G - Accounts receivable securitization and Note M - Transactions with related parties, respectively.

G.   Accounts receivable securitization

     During the three months ended October 31, 2003, $16.0 million had been funded from the Operating Partnership's accounts receivable securitization facility. Ferrellgas renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected in the condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. The retained interest is classified on the condensed consolidated balance sheets within "Accounts and notes receivable, net."

H.   Supplemental financial statement information

     Inventories consist of:
                                                 October 31,         July 31,
                                                    2003               2003
                                                 -----------       -----------
        Propane gas and related products          $ 84,956           $ 49,772
        Appliances, parts and supplies              18,276             19,305
                                                 -----------       -----------
                                                  $103,232           $ 69,077
                                                 ===========       ===========

     In addition to inventories on hand, Ferrellgas enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 2003, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 5.0 million gallons of propane at a fixed price.

     Property, plant and equipment, net consist of:

                                                 October 31,         July 31,
                                                    2003               2003
                                                 -----------       -----------
        Property, plant and equipment            $1,006,440         $1,002,199
        Less:  accumulated depreciation             322,859            317,282
                                                 -----------       -----------
                                                 $  683,581         $  684,917
                                                 ===========       ===========

     During the three months ended October 31, 2003, Ferrellgas placed in service $45.3 million of computer software, which will be depreciated using the straight-line method over its estimated useful life of 5 years.

     Intangible assets, net consist of:

                                                  October 31, 2003                              July 31, 2003
                                     ------------------------------------------  ------------------------------------------
                                        Gross                                       Gross
                                       carrying      Accumulated                   carrying      Accumulated
                                        amount      amortization        Net         amount      amortization        Net
                                     ------------ ----------------  -----------  ------------ ----------------  -----------
        Customer lists                 $218,134      $(132,235)       $85,899      $220,061      $(133,548)       $86,513
        Non-compete agreements           64,099        (53,255)        10,844        64,020        (52,376)        11,644
                                     ------------ ----------------  -----------  ------------ ----------------  -----------
                                       $282,233      $(185,490)       $96,743      $284,081      $(185,924)       $98,157
                                     ============ ================  ===========  ============ ================  ===========

                                                    For the three months ended
                                                             October 31,
                                                    ---------------------------
                                                       2003             2002
                                                    ----------       ----------
        Aggregate amortization expense                $3,167           $3,105

     Estimated amortization expense:

       For the years ended July 31,
       2004                                                   $11,501
       2005                                                    10,980
       2006                                                    10,461
       2007                                                     9,783
       2008                                                     8,845

                                                                                     For the three months ended
      Loss on disposal of assets and other consist of:                                       October 31,
                                                                                    ------------------------------
                                                                                        2003            2002
                                                                                    --------------  --------------
      Loss on disposal of assets                                                       $1,321          $ 240
      Loss on transfer of accounts receivable
      related to the accounts receivable
         securitization                                                                   616            464
      Service income related to the accounts
         receivable securitization                                                       (311)           (33)
                                                                                    --------------  --------------
                                                                                       $1,626          $ 671
                                                                                    ==============  ==============

       Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

                                                                                     For the three months ended
                                                                                             October 31,
                                                                                    ------------------------------
                                                                                        2003            2002
                                                                                    --------------  --------------
      Operating expense                                                                $30,500         $29,779
      Depreciation and amortization expense                                              2,036           1,672
      Equipment lease expense                                                            2,804           2,892
                                                                                    --------------  --------------
                                                                                       $35,340         $34,343
                                                                                    ==============  ==============

I.   Contingencies

     Ferrellgas' operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that will have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

J.   Distributions

     On September 12, 2003, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended July 31, 2003. On November 17, 2003, Ferrellgas declared cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended October 31, 2003, that are expected to be paid on December 15, 2003.

K.   Loss per common unit

     Below is a calculation of the basic loss per common unit in the condensed consolidated statements of earnings for the periods indicated. As there are losses from continuing operations for the three months ended October 31, 2003 and 2002, a calculation for diluted loss per common unit for each period was not performed, because the effect would be antidilutive. Distributions to the senior unitholder increase the net loss available to common unitholders. Common units that could potentially dilute basic earnings per common unit in the future, that were not included this period in the calculation of diluted earnings per common unit, were 142,079 and 87,298 common units for the three months ended October 31, 2003 and 2002, respectively.

                                                                                             Three months ended
                                                                                                 October 31,
                                                                                        ------------------------------
                                                                                           2003                2002
                                                                                        ----------          ----------
     Loss available to common unitholders before cumulative
       effect of change in accounting principle                                         $(20,434)           $(24,745)

     Cumulative effect of change in accounting principle, net of minority
       interest and general partner interest of $56                                          -                (2,726)
                                                                                        ----------          ----------

       Net loss available to common unitholders                                         $(20,434)           $(27,471)
                                                                                        ----------          ----------

       Weighted average common units outstanding (in thousands)                          37,704.7           36,088.1

     Basic loss per common unit:
     ---------------------------
     Loss available to common unitholders before cumulative effect of change
       in accounting principle                                                          $  (0.54)           $  (0.69)


     Cumulative effect of change in accounting principle, net of minority interest
       and general partner interest of $56                                                   -                 (0.07)
                                                                                        ----------          ----------

     Net loss available to common unitholders                                           $  (0.54)           $  (0.76)
                                                                                        ==========          ==========

L.   Adoption of new accounting standards

     The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" and Emerging Issues Task Force ("EITF") 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables."

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the fiscal year ending July 31, 2004. Ferrellgas has studied SFAS No. 150 and believes it will not have a material effect on its financial position, results of operations and cash flows.

     FASB Financial Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities created or obtained before February 1, 2003, the interpretation is effective for the first fiscal year or interim period ending after December 15, 2003. Ferrellgas currently believes it does not have any variable interest entities that would be subject to this interpretation.

     EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities, such as the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003.
     Ferrellgas adopted this new accounting pronouncement beginning August 1, 2003. The implementation of this pronouncement did not have a material impact on Ferrellgas' financial position, results of operations and cash flows, because it does not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

M.   Transactions with related parties

     Ferrellgas has no employees and is managed and controlled by its General Partner. Pursuant to Ferrellgas' partnership agreements, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its General Partner in connection with operating Ferrellgas' business. These costs, which totaled $48.8 million and $45.2 million for the three months ended October 31, 2003 and 2002, respectively, include compensation and benefits paid to employees of the General Partner who perform services on their behalf, as well as related general and administrative costs.

     JEF Capital Management, Inc. ("JEF Capital Management") is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of the General Partner, and thus is an affiliate. Ferrellgas paid senior unit distributions of $2.0 million and $2.8 million to JEF Capital Management on September 12, 2003 and September 13, 2002, respectively. On October 31, 2003, Ferrellgas accrued a senior unit distribution of $2.0 million that Ferrellgas expects to pay to JEF Capital Management on December 15, 2003. See Note N - Subsequent events - for disclosure of related party transactions with the General Partner and JEF Capital Management after October 31, 2003, including the waiver given by JEF Capital Management to Ferrellgas Partners.

     Ferrell  Companies is the sole  shareholder of the General Partner and owns
     17.8 million common units of Ferrellgas Partners. Ferrell Propane, Inc. ("Ferrell Propane") is wholly-owned by the General Partner. On September 12, 2003 and September 13, 2002, Ferrellgas Partners paid common unit distributions of $8.9 million, $26 thousand and $0.2 million to Ferrell Companies, Ferrell Propane and the General Partner, respectively, for each of the three month periods ended July 31, 2003 and 2002. On November 17, 2003, Ferrellgas declared distributions to Ferrell Companies, Ferrell Propane and the General Partner of $8.9 million, $26 thousand and $0.2 million, respectively, that are expected to be paid on December 15, 2003. See Note N - Subsequent events - for disclosure of related party transactions with the General Partner and JEF Capital Management after October 31, 2003.

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. Ferrellgas enters into transactions with Ferrell International Limited in connection with Ferrellgas' risk management activities and does so at market prices in accordance with Ferrellgas' affiliate trading policy approved by the General Partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International Limited. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and for providing accounting services with Ferrell International Limited:

                                                   For the three months ended
                                                           October 31,
                                                   ---------------------------
                                                      2003             2002
                                                   ----------       ----------
     Net disbursements                                 $ -             $(310)
     Receipts from providing accounting services        10                10

     These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at October 31, 2003.

N.   Subsequent events

     Ferrellgas Partners' partnership agreement generally provides that it use the cash proceeds of any offering of common units to redeem a portion of its outstanding senior units, otherwise a "Material Event" would be deemed to have occurred and JEF Capital Management, as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. By letter agreement dated November 20, 2003, JEF Capital Management agreed to waive the occurrence of a "Material Event" if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital Management for its reasonable legal fees incurred in connection with the execution of the waiver.

     On December 1, 2003, Ferrellgas Partners received $47.4 million pursuant to the issuance of 2.0 million common units to the public. In connection with this transaction, the General Partner contributed $0.9 million to maintain its effective 2% general partnership interest in Ferrellgas. Ferrellgas then used the net proceeds to reduce the borrowings outstanding under its bank credit facility by approximately $38.3 million. The remaining proceeds will be used for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

O.   Restatement of condensed consolidated statements of cash flows

     Subsequent to the issuance of Ferrellgas' condensed consolidated financial statements for the three months ended October 31, 2002, management of
     Ferrellgas determined that the cash flows from Ferrellgas' accounts receivable securitizations should be reflected gross in its consolidated statements of cash flows and be included within operating activities rather than a net presentation within investing activities. As a result, Ferrellgas' condensed consolidated statement of cash flows for the three months ended October 31, 2002 has been restated to present the gross cash flow activities from the accounts receivable securitizations and within the correct cash flow activity. A summary of the significant effects of the restatement follows:


                                                               For the three
                                                                months ended
                                                              October 31, 2002
                                                            --------------------

      Cash flows from operating activities:

      Net cash used in operating activities, as
        previously reported                                       $(41,174)

      Adjustment of cash flows
        related to accounts receivable securitizations:

        Proceeds from new accounts receivable
           securitizations                                         40,000

        Proceeds from collections reinvested in
           revolving period accounts receivable
           securitizations                                         28,237

        Remittances of amounts collected as servicer
          of accounts receivable securitizations                  (28,237)
                                                            --------------------

      Net cash used in operating activities, as
         restated                                                 $(1,174)
                                                            ====================

      Cash flows from investing activities:

      Net cash provided by investing activities, as
        previously reported                                       $31,256

      Adjustment of cash flows
        related to accounts receivable securitizations            (40,000)
                                                            --------------------

      Net cash used in investing activities, as restated          $(8,744)
                                                            ====================

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            CONDENSED BALANCE SHEETS
                              (Amounts in dollars)
                                   (unaudited)

                                                                 October 31,        July 31,
ASSETS                                                               2003             2003
-------------------------------------------------               -------------    -------------


Cash                                                                 $1,000          $1,000
                                                                --------------   -------------
Total assets                                                         $1,000          $1,000
                                                                ==============   =============


STOCKHOLDER'S EQUITY
-------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                      $1,000          $1,000

Additional paid in capital                                            2,508           2,463

Accumulated deficit                                                  (2,508)         (2,463)
                                                                --------------   -------------
Total stockholder's equity                                           $1,000          $1,000
                                                               ===============   =============


                        CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                               For the three months ended
                                                            --------------------------------
                                                            October 31,          October 31,
                                                               2003                  2002
                                                            -----------          -----------

General and administrative expense                           $  (45)               $   -

                                                            -----------          -----------
Net loss                                                     $  (45)               $   -
                                                            ===========          ===========



                See note to these condensed financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                              (Amounts in dollars)
                                   (unaudited)

                                                                 For the three months ended
                                                             ----------------------------------
                                                               October 31,        October 31,
                                                                  2003               2002
                                                             ---------------    ---------------

Cash flows from operating activities:
  Net loss                                                      $  (45)              $  -
                                                             ---------------    ---------------
      Cash used in operating activities                            (45)                 -
                                                             ---------------    ---------------

Cash flows from financing activities:
  Capital contribution                                              45                  -
                                                             ---------------    ---------------
      Cash provided by financing activities
                                                                    45                  -
                                                             ---------------    ---------------

Change in cash                                                       -                  -
Cash - beginning of period                                        1,000               1,000
                                                             ---------------    ---------------
Cash - end of period                                             $1,000              $1,000
                                                             ===============    ===============

                See note to these condensed financial statements.


                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (unaudited)

A.   Organization

     Ferrellgas Partners Finance Corp., a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P.

     The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                   October 31,       July 31,
ASSETS                                                                                2003            2003
-----------------------------------------------------------------------------     -------------   -------------

Current assets:
  Cash and cash equivalents                                                        $   11,981       $  10,816
  Accounts and notes receivable, net                                                   63,495          56,742
  Inventories                                                                         103,232          69,077
  Prepaid expenses and other current assets                                            10,216           7,629
                                                                                  -------------   -------------
    Total current assets                                                              188,924         144,264

Property, plant and equipment, net                                                    683,581         684,917
Goodwill                                                                              124,190         124,190
Intangible assets, net                                                                 96,743          98,157
Other assets                                                                            4,930           4,163
                                                                                  -------------   -------------
    Total assets                                                                   $1,098,368       $1,055,691
                                                                                  =============   =============


LIABILITIES AND PARTNERS' CAPITAL
-----------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                 $  119,229       $   59,261
  Other current liabilities                                                            57,425           77,211
  Short-term borrowings                                                                21,800              -
                                                                                  -------------   -------------
    Total current liabilities                                                         198,454          136,472

Long-term debt                                                                        681,282          668,657
Other liabilities                                                                      19,607           18,747
Contingencies and commitments (Note H)                                                    -                -

Partners' capital:
  Limited partner                                                                     199,276          231,420
  General partner                                                                       2,036            2,363
  Accumulated other comprehensive loss                                                 (2,287)          (1,968)
                                                                                  -------------   -------------
    Total partners' capital                                                           199,025          231,815
                                                                                  -------------   -------------
    Total liabilities and partners' capital                                        $1,098,368       $1,055,691
                                                                                  =============   =============


        See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                                   For the three months ended
                                                              ------------------------------------
                                                              October 31, 2003    October 31, 2002
                                                              ----------------    ----------------

Revenues:
   Propane and other gas liquids sales                            $ 232,054          $ 194,900
   Other                                                             23,360             21,414
                                                              ----------------    ----------------
    Total revenues                                                  255,414            216,314

Cost of product sold (exclusive of depreciation
    shown with amortization below)                                  159,249            123,672
                                                              ----------------    ----------------

Gross profit                                                         96,165             92,642

Operating expense                                                    72,412             68,428
Depreciation and amortization expense                                11,195              9,895
General and administrative expense                                    6,891              6,902
Equipment lease expense                                               4,511              5,992
Employee stock ownership plan compensation charge                     1,784              1,395
Loss on disposal of assets and other                                  1,626                671
                                                             -----------------    ----------------

Operating loss                                                       (2,254)              (641)

Interest expense                                                    (11,768)           (10,755)
Interest income                                                         331                 58
                                                             -----------------    ----------------

Loss before cumulative effect of change in
   accounting principle                                             (13,691)           (11,338)

Cumulative effect of change in accounting principle                     -               (2,782)
                                                             -----------------    ----------------

Net loss                                                           $(13,691)          $(14,120)
                                                             =================    ================

       See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                            Accumulated other
                                                                           comprehensive loss
                                                                       --------------------------     Total
                                             Limited       General        Risk          Pension      partners'
                                             partner       partner      management     liability      capital
                                           -----------   -----------   ------------   -----------   -----------

August 1, 2003                              $ 231,420     $ 2,363        $   -         $ (1,968)     $ 231,815

 Contribution in connection with
  ESOP compensation charge                      1,765          19            -              -            1,784

 Quarterly cash and accrued distributions     (21,058)       (215)           -              -          (21,273)

 Net assets contributed by Ferrellgas Partners
  and general partner in connection with
  acquisitions                                    702           7            -              -              709

 Comprehensive income:
   Net loss                                   (13,553)       (138)           -              -          (13,691)
   Other comprehensive loss:
     Net losses on risk management
        derivatives                               -            -           (319)            -             (319)
                                                                                                    ------------
 Comprehensive loss                                                                                    (14,010)

                                           -----------   -----------   ------------   -----------   -----------
October 31, 2003                            $ 199,276     $ 2,036        $ (319)       $ (1,968)     $ 199,025
                                           ===========   ===========   ============   ===========   ===========



         See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            For the three months ended
                                                            ---------------------------
                                                            October 31,     October 31,
                                                               2003            2002
                                                            -----------     -----------

Cash flows from operating activities:
 Net loss                                                    $ (13,691)      $ (14,120)
 Reconciliation of net loss to net cash provided by
    (used in) operating activities:
 Cumulative effect of change in accounting principle             -               2,782
 Depreciation and amortization expense                          11,195           9,895
 Employee stock ownership plan compensation charge               1,784           1,395
 Loss on disposal of assets                                      1,321             240
 Other                                                           1,062           1,310
 Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                         (23,512)        (24,485)
    Inventories                                                (34,155)        (28,821)
    Prepaid expenses and other current assets                   (2,600)         (2,302)
    Accounts payable                                            59,968          44,278
    Accrued interest expense                                   (10,256)         (9,710)
    Other current liabilities                                  (10,260)        (11,922)
    Other liabilities                                              810            (465)
 Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations       20,000          40,000
    Proceeds from collections reinvested in revolving
      period accounts receivable securitizations               157,108          28,237
    Remittances of amounts collected as servicer of
      accounts receivable securitizations                     (161,108)        (28,237)
                                                            ------------    -----------
      Net cash provided by (used in) operating activities       (2,334)          8,075
                                                            ------------    -----------

Cash flows from investing activities:
 Business acquisitions, net of cash acquired                    (1,787)           (249)
 Capital expenditures - technology initiative                   (2,947)         (4,439)
 Capital expenditures - other                                   (5,513)         (4,942)
 Other                                                             785             883
                                                            ------------    -----------
      Net cash used in investing activities                     (9,462)         (8,747)
                                                            ------------    -----------

Cash flows from financing activities:
 Distributions                                                 (21,273)        (25,391)
 Proceeds from issuance of debt                                 13,300             -
 Principal payments on debt                                       (866)         (1,042)
 Net additions to short-term borrowings                         21,800          21,500
                                                            ------------    -----------
      Net cash provided by (used in) financing activities       12,961          (4,933)
                                                            ------------    -----------

Increase (decrease) in cash and cash equivalents             $   1,165       $  (5,605)
Cash and cash equivalents - beginning of period                 10,816          19,388
                                                            ------------    -----------
Cash and cash equivalents - end of period                    $  11,981       $  13,783
                                                            ============    ===========

Cash paid for interest                                       $  21,587       $  20,043
                                                            ============    ===========


         See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                             (Dollars in thousands)
                                   (unaudited)

A.   Organization

     Ferrellgas, L.P. operates the propane business and assets of Ferrellgas Partners, L.P. ("Ferrellgas Partners"). The general partner of Ferrellgas, L.P. and Ferrellgas Partners is Ferrellgas, Inc. (the "General Partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. ("Ferrell Companies"). The General Partner holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions. Ferrellgas Partners, a publicly traded limited partnership, holds an approximate 99% interest in and consolidates Ferrellgas, L.P.

     The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.'s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

B.   Unit and stock-based compensation

     Ferrellgas, L.P. accounts for the Ferrellgas Unit Option Plan (the "Unit Option Plan") and the Ferrell Companies, Inc. Incentive Plan (the "ICP") using the intrinsic value method under the provisions of Accounting
     Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas, L.P.'s net loss would have been adjusted as noted
     in  the   table   below:

                                                                   For the three months ended
                                                                           October 31,
                                                                   --------------------------
                                                                      2003            2002
                                                                   ----------      ----------

          Net loss, as reported                                     $(13,691)       $(14,120)

          Add: Total stock-based employee compensation
            expense determined under fair value based method
            for all awards                                              (243)           (213)
                                                                   ----------      ----------

          Pro forma net loss                                        $(13,934)       $(14,333)
                                                                   ==========      ==========

C.   Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of derivative commodity contracts.

D.   Nature of operations

     Ferrellgas, L.P. is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the three months ended October 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year.

E.   Cash and cash equivalents and non-cash activities

     For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and are disclosed in Note F - Accounts receivable securitization and Note K - Transactions with related parties, respectively.

F.   Accounts receivable securitization

     During the three months ended October 31, 2003, $16.0 million had been funded from Ferrellgas, L.P.'s accounts receivable securitization facility. Ferrellgas, L.P. renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," this transaction is reflected in the condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. The retained interest is classified on the condensed consolidated balance sheets within "Accounts and notes receivable, net."

G.   Supplemental financial statement information

     Inventories consist of:
                                                  October 31,       July 31,
                                                     2003             2003
                                                ---------------  ---------------
        Propane gas and related products          $ 84,956          $49,772
        Appliances, parts and supplies              18,276           19,305
                                                ---------------  ---------------
                                                  $103,232          $69,077
                                                ===============  ===============

     In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of October 31, 2003, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 5.0 million gallons of propane at a fixed price.

     Property, plant and equipment, net consist of:
                                                  October 31,       July 31,
                                                     2003             2003
                                                ---------------  ---------------
        Property, plant and equipment             $1,006,440        $1,002,199
        Less:  accumulated depreciation              322,859           317,282
                                                ---------------  ---------------
                                                  $  683,581        $  684,917
                                                ===============  ===============

     During the three months ended October 31, 2003, Ferrellgas, L.P. placed in service $45.3 million of computer software, which will be depreciated using the straight-line method over its estimated useful life of 5 years.

     Intangible assets, net consist of:

                                                  October 31, 2003                              July 31, 2003
                                     ------------------------------------------ ------------------------------------------
                                        Gross                                      Gross
                                       carrying      Accumulated                  carrying      Accumulated
                                        amount      amortization        Net        amount      amortization        Net
                                     ------------ ---------------- ------------ ------------ ---------------- ------------
        Customer lists                $218,134       $(132,235)      $85,899      $220,061       $(133,548)      $86,513
        Non-compete agreements          64,099         (53,255)       10,844        64,020         (52,376)       11,644
                                     ------------ ---------------- ------------ ------------ ---------------- ------------
                                      $282,233       $(185,490)      $96,743      $284,081       $(185,924)      $98,157
                                     ============ ================ ============ ============ ================ ============

                                                           For the three months
                                                             ended October 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
        Aggregate amortization expense                      $3,167      $3,105

    Estimated amortization expense:

       For the years ended July 31,
       2004                                                       $11,501
       2005                                                        10,980
       2006                                                        10,461
       2007                                                         9,783
       2008                                                         8,845


   Loss on disposal of assets and other consists of:

                                                     For the three months ended
                                                              October 31,
                                                     --------------------------
                                                        2003            2002
                                                     ----------      ----------
   Loss on disposal of assets                         $1,321            $240
   Loss on transfer of accounts receivable
      related to the accounts receivable
      securitization                                     616             464
   Service income related to the accounts
      receivable securitization                         (311)            (33)
                                                     ----------      ----------
                                                      $1,626            $671
                                                     ==========      ==========

   Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

                                                    For the three months ended
                                                            October 31,
                                                    --------------------------
                                                       2003            2002
                                                    ----------      ----------
   Operating expense                                 $30,500         $29,779
   Depreciation and amortization expense               2,036           1,672
   Equipment lease expense                             2,804           2,892
                                                    ----------      ----------
                                                     $35,340         $34,343
                                                    ==========      ==========

H.   Contingencies

     Ferrellgas L.P.'s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that will have a material adverse effect on the financial condition, results of operations and cash flows of Ferrellgas, L.P. Currently, Ferrellgas L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business.

I.   Distributions

     On September 12, 2003, Ferrellgas, L.P. paid a cash distribution of $21.3 million for the three months ended July 31, 2003. On September 13, 2002, Ferrellgas, L.P. paid a cash distribution of $25.4 million for the three months ended July 31, 2002. On November 17, 2003, Ferrellgas, L.P. declared a cash distribution of $31.9 million for the three months ended October 31, 2003, that is expected to be paid on December 15, 2003.

J.   Adoption of new accounting standards

     The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," FASB Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" and Emerging Issues Task Force ("EITF") 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables."

     SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the fiscal year ending July 31, 2004. Ferrellgas, L.P. has studied SFAS No. 150 and believes it will not have a material effect on its financial position, results of operations and cash flows.

     FASB Financial Interpretation No. 46 clarified Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. For variable interest entities created or obtained before February 1, 2003, the interpretation is effective for the first fiscal year or interim period ending after December 15, 2003. Ferrellgas, L.P. currently believes it does not have any variable interest entities that would be subject to this interpretation.

     EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities, such as the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units based on their relative fair values. This consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. Ferrellgas, L.P. adopted this new accounting pronouncement beginning August 1, 2003. The implementation of this pronouncement did not have a material impact on Ferrellgas, L.P.'s financial position, results of operations and cash flows, because it does not enter into a significant number of arrangements that may involve multiple revenue-generating activities.

K.   Transactions with related parties

     Ferrellgas, L.P. has no employees and is managed and controlled by the General Partner. Pursuant to Ferrellgas, L.P.'s partnership agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by the General Partner in connection with operating Ferrellgas L.P.'s business. These costs, which totaled $48.8 million and $45.2 million for the three months ended October 31, 2003 and 2002, respectively, include compensation and benefits paid to employees of the General Partner who perform services on their behalf, as well as related general and administrative costs.

     On September 12, 2003, Ferrellgas, L.P. paid to Ferrellgas Partners and the General Partner distributions of $21.1 million and $0.2 million, respectively, for the three months ended July 31, 2003. On September 13, 2002, Ferrellgas, L.P. paid to Ferrellgas Partners and the General Partner distributions of $25.1 million and $0.3 million, respectively, for the three months ended July 31, 2002. On November 17, 2003, Ferrellgas, L.P. declared distributions to Ferrellgas Partners, L.P. and the General Partner of $31.6 million and $0.3 million, respectively, that are expected to be paid on December 15, 2003. See Note L - Subsequent events - for disclosure of related party transactions with Ferrellgas Partners and the General Partner that occurred after October 31, 2003.

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. Ferrellgas, L.P. enters into transactions with Ferrell International Limited in connection with Ferrellgas L.P.'s risk management activities and does so at market prices in accordance with Ferrellgas L.P.'s affiliate trading policy approved by the General Partner's Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International Limited. Ferrellgas, L.P. recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and for providing accounting services with Ferrell International Limited:

                                                     For the three months ended
                                                              October 31,
                                                     --------------------------
                                                        2003            2002
                                                     ----------      ----------

   Net disbursements                                  $  -            $ (310)
   Receipts from providing accounting services           10               10

     These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at October 31, 2003.

L.   Subsequent events

     On December 1, 2003, Ferrellgas, L.P. received $37.9 million and $0.4 million in contributions from Ferrellgas Partners and the General Partner, respectively. Ferrellgas, L.P. then used the net proceeds to reduce the borrowings outstanding under its bank credit facility.

                            FERRELLGAS FINANCE CORP.
                 (A wholly-owned subsidiary of Ferrellgas, L.P.)

                            CONDENSED BALANCE SHEETS
                              (Amounts in dollars)
                                   (unaudited)

                                                                                  October 31,         July 31,
ASSETS                                                                               2003               2003
--------------------------------------------------------------------             ------------       ------------


Cash                                                                                $1,000             $1,000
                                                                                 ------------       ------------
Total assets                                                                        $1,000             $1,000
                                                                                 ============       ============


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding                                     $1,000             $1,000

Additional paid in capital                                                             700                515

Accumulated deficit                                                                   (700)              (515)
                                                                                 ------------       ------------
Total stockholder's equity                                                          $1,000             $1,000
                                                                                 ============       ============


                         CONDENSED STATEMENT OF EARNINGS
                                   (unaudited)

                                                             Three months
                                                                ended
                                                              October 31,
                                                                 2003
                                                            --------------

General and administrative expense                             $  185

                                                            --------------
Net loss                                                       $ (185)
                                                            ==============

                See note to these condensed financial statements.

                            FERRELLGAS FINANCE CORP.
                 (A wholly-owned subsidiary of Ferrellgas, L.P.)

                        CONDENSED STATEMENT OF CASH FLOWS
                              (Amounts in dollars)
                                   (unaudited)
                                                             Three months ended
                                                                 October 31,
                                                                     2003
                                                             ------------------

Cash flows from operating activities:
  Net loss                                                      $  (185)
                                                             ------------------
      Cash used in operating activities                            (185)
                                                             ------------------

Cash flows from financing activities:
  Capital contribution                                              185
                                                             ------------------
      Cash provided by financing activities                         185
                                                             ------------------

Change in cash                                                       -
Cash - beginning of period                                        1,000
                                                             ------------------
Cash - end of period                                            $ 1,000
                                                             ==================

                See note to these condensed financial statements.


                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (unaudited)

A.   Organization

     Ferrellgas Finance Corp., a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P.

     The condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our management's discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners, L.P. and Ferrellgas, L.P.

     Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. may act as a co-obligor of future issuances of debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. may act as co-obligor of future issuances of debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. are not presented in this section.

In this report, unless the context indicates otherwise:

o when we refer to "us," "we," "our," or "ours," we generally mean Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with "common units" or "senior units," in which case these terms refer to Ferrellgas Partners, L.P.;

o references to "Ferrellgas Partners" refer to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

o references to the "operating partnership" refer to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

o    references to our "general partner" refer to Ferrellgas, Inc.;

o the term "unitholders" refers to holders of common units of Ferrellgas Partners; and

o references to "Notes" refers to the notes to the condensed consolidated financial statements of Ferrellgas Partners and subsidiaries, as filed herewith.

     Ferrellgas Partners and the operating partnership are Delaware limited partnerships. Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partner's only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. Our common units are listed on the New York Stock Exchange and our activities are substantially conducted through the operating partnership.

     The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

     The discussions set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there do exist two material differences between Ferrellgas Partners and the operating partnership. Those two material differences are:

o the partnerships incur different amounts of interest expense on their outstanding indebtedness; see pages 2 and 16 in their respective condensed consolidated financial statements; and

o during the three months ended October 31, 2002, Ferrellgas Partners incurred $7.1 million in expenses related to the early extinguishment of its debt.

     As discussed in "Note O - Restatement of condensed consolidated statements of cash flows," we have restated the condensed consolidated statements of cash flows of Ferrellgas Partners for the three months ended October 31, 2002. Management's Discussion and Analysis of Operating Activities gives effect to this restatement.

Forward-looking statements

     Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They often use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning future operating results, or our ability to generate sales, income or cash flow are forward-looking statements.

     Forward-looking  statements are not guarantees of future  performance.  You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.

     Some of our forward-looking statements include the following:

o whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing securities;

o whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness;

o the expectation that future periods may not have the same percentage increase in revenues, cost of sales and interest expense as experienced during fiscal 2003; and

o the expectation that future periods will have increased depreciation expense over the amount recognized during fiscal 2003.

     For a more detailed description of these and other forward-looking statements and for risk factors that may affect any forward-looking statements, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in Items 7 and 1, respectively, of our Annual Report on Form 10-K for our fiscal year ended July 31, 2003, as filed with the SEC on October 21, 2003.

Results of Operations

     Due to the seasonality of the retail distribution of propane, results of our operations for the three months ended October 31, 2003 and 2002 are not necessarily indicative of the results to be expected for a full fiscal year. Other factors affecting the results of our operations include competitive conditions, demand for product, timing of acquisitions, general economic conditions in the United States, variations in the weather and fluctuations in commodity prices.

     As we have grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, due to the seasonality of our business, these fixed costs have contributed to net losses in the first and fourth fiscal quarters.

Three Months Ended October 31, 2003 vs. October 31, 2002

     Propane and other gas liquids sales. Propane and other gas liquids sales increased $37.2 million primarily due to an increase in the average propane sales price per gallon and increased retail sales volumes primarily due to acquisitions. This increase in retail sales volumes was partially offset by the lack of sustained cold temperatures this quarter.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during the first three months of fiscal 2004 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.54 per gallon during the first three months of fiscal 2004, compared to an average of $0.46 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.

     Other revenues. Other revenues increased 9.1% primarily due to acquisitions completed during fiscal 2003.

     Cost of product sold. Cost of product sold increased $35.6 million primarily due to an increase in the wholesale price of propane and increased retail propane volumes primarily due to acquisitions. This increase was partially offset by improved results from our risk management trading activities, which resulted in a decrease of $1.6 million in our cost of product sold compared to the prior year period.

     Gross profit. Gross profit increased 3.8% primarily due to the effect of the increase in our retail propane volumes and improved results from our risk management trading activities, partially offset by lower retail margins. See additional discussion regarding risk management trading activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

     Operating expense. Operating expense increased 5.9% primarily due to expenses related to acquisitions completed during fiscal 2003.

     Depreciation and amortization expense. Depreciation and amortization expense increased 13.1% primarily due to software assets related to our technology initiative that were placed in service during the three months ended October 31, 2003, the buyout of operating tank leases in December 2002 and acquisitions completed during fiscal 2003.

     Equipment lease expense. Equipment lease expense decreased 24.7% primarily due to the effect of the December 2002 buyout of operating tank leases.

     Interest expense. Interest expense increased 14.3% due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions completed in fiscal 2003. This increase was partially offset by lower interest rates on credit facility borrowings and the effect of refinancing fixed-rate debt at a lower interest rate.

     Net loss. Net loss decreased 25.3% primarily due to certain transactions recognized during the three months ended October 31, 2002 that were not repeated in the current fiscal quarter. These prior year transactions included a $7.1 million early extinguishment of debt expense related to the repurchase and redemption of senior secured notes and a $2.8 million cumulative change in accounting principle related to the adoption of Statement of Financial
Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This decrease in net loss was partially offset by increased depreciation and amortization expense and interest expense.

Interest expense and net loss of the operating partnership
----------------------------------------------------------

     Interest expense. The operating partnership's interest expense increased 9.4% due to increased borrowings related to the buyout of operating tank leases in December 2002. This increase was partially offset by lower interest rates on credit facility borrowings.

     Net loss. The operating partnership's net loss decreased 3.0% primarily due to the effect of a $2.8 million cumulative effect of a change in accounting principle related to the adoption of SFAS No. 143 recognized during the three months ended October 31, 2002. This decrease was partially offset by increased depreciation and amortization expense and interest expense in the current fiscal quarter.

Forward-looking statements

     We do not anticipate similar percentage increases in fiscal 2004 for revenue, cost of sales, operating expenses and interest expense as was recognized in fiscal 2003 versus fiscal 2002, assuming that winter temperatures and interest rates remain unchanged compared to fiscal 2003. We do expect an increase in depreciation and amortization expense related to software for our technology initiative which was placed in service during the first quarter of fiscal 2004.

Liquidity and Capital Resources

     Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season which occurs during our second and third fiscal quarters. Typically, we generate significantly lower cash flows from operations in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations during fiscal 2004. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all of its common units during the remainder of fiscal 2004. The minimum quarterly distribution of $0.50 expected to be paid on all common units on December 15, 2003, represents the thirty-seventh consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

     Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership's ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a decline in our credit rating.

     As of October 31, 2003, our general partner believes that we met all the required quarterly financial tests and covenants during the first quarter of fiscal 2004. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2004. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal winter temperatures, a volatile energy commodity cost environment or continued economic downturn, we may not meet the applicable financial tests in future quarters. This failure could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

     Our future capital expenditures and working capital needs are expected to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. To fund expansive capital projects and future acquisitions, we may obtain funds on our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

     Toward this purpose, on June 11, 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by us of up to $500 million of equity and/or debt securities. The registered securities are available to us for sale from time to time in the future to fund acquisitions, to reduce indebtedness, to redeem senior units or to provide funds for general corporate purposes. On December 1, 2003, we received $47.4 million, after underwriting discounts and commissions, from the issuance of 2.0 million common units to the public from this shelf registration statement. See further discussion about this equity offering in "Liquidity and Capital Resources - Financing Activities."

     We also maintain a shelf registration statement with the SEC for the issuance of approximately 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

     Net cash used in operating activities was $2.3 million for the three months ended October 31, 2003, compared to net cash used in operating activities of $1.2 million for the prior fiscal year period. This increase in cash used in operating activities is primarily due to the effect of higher wholesale cost of product, the timing of collections of accounts receivable, the timing of purchases of inventory and lower proceeds from the accounts receivable securitization activity, partially offset by the prior year quarter's cash paid for the early extinguishment of debt not repeated in the current fiscal quarter.

Accounts receivable securitization

     During the three months ended October 31, 2003, $16.0 million had been funded from our accounts receivable securitization facility. This funding resulted from our increased liquidity needs caused primarily by the seasonal increase in accounts receivable outstanding and in propane inventory levels. We renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership
-------------------------

     Net cash used in operating activities was $2.3 million for the three months ended October 31, 2003, compared to net cash provided by operating activities of $8.1 million for the three months ended October 31, 2002. This decrease in cash provided by operating activities is primarily due to the effect of higher wholesale cost of product, the timing of collections of accounts receivable, the timing of purchases of inventory and lower proceeds from accounts receivable securitization activity.

Investing Activities

Capital expenditures

     During the three months ended October 31, 2003, we made cash capital expenditures of $10.2 million primarily for the following:

o    technology initiative;

o    acquisitions of retail propane operations;

o    upgrading district plant facilities;

o    purchase of vehicles at the end of the lease terms;

o    purchase of additional propane storage tanks and cylinders, and

o    upgrading computer hardware and software.

     We lease property, computer equipment, propane tanks, light and medium duty trucks, tractors and trailers. We believe leasing is a cost-effective method for meeting our equipment needs.

Financing Activities

Credit Facility
---------------

     At October 31, 2003, $161.8 million of borrowings and $52.9 million of letters of credit were outstanding under our unsecured $307.5 million bank credit facility, which will terminate on April 28, 2006. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities. At October 31, 2003, we had $92.8 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $307.5 million bank credit facility.

All borrowings under our $307.5 million bank credit facility bear interest, at our option, at a rate equal to either:

o a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of October 31, 2003, the federal funds rate and Bank of America's prime rate were 1.03% and 4.0%, respectively); or

o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of October 31, 2003, the one-month Eurodollar Rate was 1.04%).

In addition, an annual commitment fee is payable on the daily unused portion of our $307.5 million bank credit facility at a per annum rate varying from 0.375% to 0.625% (as of October 31, 2003, the commitment fee per annum rate was 0.375%).

     We believe that the liquidity available from our $307.5 million bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for fiscal 2004. See "Operating
Activities" for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

o    a significant increase in the wholesale cost of propane;

o    a significant delay in the collections of accounts receivable;

o increased volatility in energy commodity prices related to risk management activities;

o    increased liquidity requirements imposed by insurance providers;

o    a significant downgrade in our credit rating; o decreased trade credit; or

o    a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.

Long-term debt
--------------

     The following table summarizes our long-term debt obligations as of October 31, 2003:

                                                            Principal payments due by fiscal year
                                     --------------------------------------------------------------------------------
                                      Remainder                                            2008 and
(in thousands)                         of 2004        2005        2006         2007       thereafter       Total
                                     ------------- ----------- ------------ ------------ ------------- --------------
Long-term debt, including
    current portion                    $1,319        $2,367     $111,161      $38,455       $748,195       $901,497


Distributions
-------------

     We paid the required distributions on the senior units and the minimum quarterly distribution on all common units, as well as general partner interests, totaling $21.1 million during the three months ended October 31, 2003. The required quarterly distribution on the senior units and the minimum quarterly distribution on all common units for the three months ended October 31, 2003 are expected to be paid on December 15, 2003 to holders of record on December 3, 2003. See related disclosure about the distributions of senior units in "Disclosures about Effects of Transactions with Related Parties."

Common unit equity issuance
---------------------------

     On December 1, 2003, we received $47.4 million, after underwriting discounts and commissions, from the issuance of 2.0 million common units to the public. We used the net proceeds, together with contributions made by the general partner to maintain its effective 2% general partner interest in us, to reduce borrowings outstanding under the bank credit facility of the operating partnership by $38.3 million. The remaining proceeds will be used for general partnership purposes of Ferrellgas Partners, including the repayment of debt incurred to fund prior acquisitions.

The operating partnership
-------------------------

     The financing activities discussion above also applies to the operating partnership except for cash flows related to distributions. The following table summarizes the operating partnership's long-term debt obligations as of October 31, 2003:

                                                          Principal payments due by fiscal year
                                     --------------------------------------------------------------------------------
                                      Remainder                                            2008 and
(in thousands)                         of 2004        2005        2006         2007       thereafter       Total
                                     ------------- ----------- ------------ ------------ ------------- --------------
Long-term debt, including current
  portion                               $1,319       $2,367      $111,161      $38,455      $530,195      $683,497

Distributions
-------------

     The operating partnership paid cash distributions of $21.3 million during the three months ended October 31, 2003. On November 17, 2003, the operating partnership declared cash distributions of $31.9 million for the three months ended October 31, 2003, that is expected to be paid on December 15, 2003.

Cash contributions from partners
--------------------------------

     On December 1, 2003, the operating partnership received cash contributions of $37.9 million and $0.4 million from its limited partner, Ferrellgas Partners and its general partner, respectively. The operating partnership then used these net proceeds to reduce the borrowings outstanding under its $307.5 million bank credit facility.

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three months ended October 31, 2003:

                                                                     Three
                                                                 months ended
                                                               October 31, 2003
(in thousands)                                                ------------------
Unrealized losses in fair value of contracts
    outstanding at beginning of period                              $(1,718)
Other unrealized gains recognized                                         8
Less: realized losses recognized                                       (291)
                                                              ------------------
Unrealized losses in fair value of contracts
    outstanding at October 31, 2003                                 $(1,419)
                                                              ==================

     The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of October 31, 2003:

(in thousands)                                                Fair value of
                                                               contracts at
                                                                period-end
                                                            ------------------
                                                               Maturity less
Source of fair value                                            than 1 year
------------------------------------------------------      ------------------
Prices actively quoted                                          $   121
Prices provided by other external sources                        (1,540)
Prices based on models and other valuation methods                  -
                                                            ------------------
Unrealized losses in fair value of contracts
     outstanding at October 31, 2003                            $(1,419)
                                                            ==================

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

Disclosures about Effects of Transactions with Related Parties

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $48.8 million for the three months ended October 31, 2003, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

     Ferrell Companies, Inc. ("Ferrell Companies") is the sole shareholder of our general partner and owns 17.8 million of our common units. Ferrell Propane, Inc. ("Ferrell Propane") is wholly owned by our general partner. On September 12, 2003, Ferrellgas Partners paid common unit distributions of $8.9 million and $26 thousand to Ferrell Companies and Ferrell Propane, respectively, for the three months ended July 31, 2003. Also on September 12, 2003, Ferrellgas
Partners and the operating partnership each paid the general partner distributions of $0.2 million for the three months ended July 31, 2003.

     JEF Capital Management, Inc. ("JEF Capital Management") is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, and thus is an affiliate. JEF Capital Management is the holder of all of Ferrellgas Partners' issued and outstanding senior units. Ferrellgas Partners' partnership agreement generally provides that it use the cash proceeds of any offering of common units to redeem a portion of the outstanding senior units, otherwise a "Material Event" would be deemed to have occurred and JEF Capital Management, as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. By letter agreement dated November 20, 2003, JEF Capital Management agreed to waive the occurrence of a "Material Event" if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital Management for its reasonable legal fees not to exceed $70 thousand incurred in connection with the execution of the waiver.

     We paid JEF Capital Management a $2.0 million senior unit distribution on September 12, 2003. On October 31, 2003, we accrued a senior unit distribution of $2.0 million that is expected to be paid to JEF Capital Management on December 15, 2003.

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. We provide limited accounting services to Ferrell International Limited. During the three months ended October 31, 2003, we recognized net receipts from providing limited accounting services of $10 thousand. There were no amounts due from or due to Ferrell International Limited at October 31, 2003.

     We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. We account for these arrangements as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchase the equipment using on-balance sheet financing.

     Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $14.0 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

     The following table summarizes our future minimum rental payments and operating lease buyouts as of October 31, 2003:

                                                 Future Minimum Rental and Buyout Amounts by Fiscal year
                                     --------------------------------------------------------------------------------
                                      Remainder                                            2008 and
(in thousands)                         of 2004        2005        2006         2007       thereafter       Total
                                     ------------- ----------- ------------ ------------ ------------- --------------
    Operating lease
      rental payments                  $14,340       $14,840     $12,226      $ 8,253      $ 9,610       $59,269
    Operating lease buyouts
                                         4,477         5,316       2,077        6,319        5,622        23,811

     Operating lease buyouts represent the maximum amount we would pay if we were to exercise our right to buyout the assets at the end of their lease term. Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance we will be successful in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our risk management activities primarily attempt to mitigate risks related to the purchasing, storing and transporting of propane. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. This fluctuation subjects us to potential price risk, which we attempt to minimize through the use of risk management activities.

     Our risk management activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price and inventory risk on sale commitments to our customers.

     Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our retail customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of retail margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of cost of product sold and gross profit as risk management trading activities and are accounted for at fair value.

     Market risks associated with energy commodities are monitored daily by senior management for compliance with our commodity risk management policy. This policy includes an aggregate dollar loss limit and limits on the term of various contracts. We also utilize volume limits for various energy commodities and review our positions daily where we remain exposed to market risk, so as to manage exposures to changing market prices.

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Forwards and most other over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit-related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.

     Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of October 31, 2003, that were used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.8 million for risk management trading activities and $0.1 million for other risk management activities as of October 31, 2003. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     At October 31, 2003, we had $161.8 million in variable rate amended bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate amended bank credit facility would result in a loss in future earnings of $1.6 million for the twelve months ending October 31, 2004. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed with the participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the principal executive officer and principal financial officer of our general partner, concluded that such disclosure controls and procedures were designed to be and were effective as of October 31, 2003 to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note I - Contingencies - to our condensed consolidated financial statements included elsewhere in this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 8, 2003, we issued 30,429 restricted common units to Chapman Propane Co., Inc. pursuant to a purchase and noncompetition agreement as a portion of our consideration for our acquisition of assets from Chapman Propane. These common units were issued to Chapman Propane in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

         Exhibit
         Number     Description
         -------    -----------

           3.1 Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.

           3.2 Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

           3.3 Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.

           3.4 Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of October 14, 1998. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed March 17, 1999.

           3.5 First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed June 14, 2000.

           3.6 Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

           3.7 Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.

           4.1 Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).

           4.2 Indenture, dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.

         Exhibit
         Number     Description
         -------    -----------

           4.3      Ferrellgas, L.P., Note Purchase Agreement, dated as of
                    July 1, 1998, relating to: $109,000,000 6.99% Senior Notes,
                    Series A, due August 1, 2005, $37,000,000 7.08% Senior
                    Notes, Series B, due August 1, 2006, $52,000,000 7.12%
                    Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.


           4.4 Ferrellgas, L.P., Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior
                    Notes, Series A, due August 1, 2006, $70,000,000 8.78%
                    Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

           4.5 Registration Rights Agreement, dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to
                    Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

           4.6 First Amendment to the Registration Rights Agreement, dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

           4.7 Second Amendment to the Registration Rights Agreement, dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

           4.8 Representations Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.

           4.9 First Amendment to Representations Agreement, dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.

           4.10 Waiver and Acknowledgement of No Material Event dated November 20, 2003, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 24, 2003.

         Exhibit
         Number     Description
         -------    -----------
          10.2      Receivable Interest Sale Agreement, dated as of September
                    26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form
                    10-K filed October 26, 2000.

          10.3 First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.

          10.4 Receivables Purchase Agreement, dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit
                    10.18 to our Annual Report on Form 10-K filed October 26, 2000.

          10.5 First Amendment to the Receivables Purchase Agreement, dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit
                    10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.

          10.6 Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.

          10.7 Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent.

          10.8 Fourth Amendment to the Receivables Purchase Agreement, dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.

          10.9 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed November 12, 1999.

         Exhibit
         Number     Description
         -------    -----------

          10.10 First Amendment to Purchase Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed December 29, 1999.

          10.11 Second Amendment to Purchase Agreement, dated as of March 14, 2000, by and among Ferrellgas Partners, L.P., Ferrellgas L.P., and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

          10.12 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

#         10.13     Ferrell Companies, Inc. Supplemental Savings Plan, restated
                    January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#         10.14     Second Amended and Restated Ferrellgas Unit Option Plan.
                    Incorporated by reference to Exhibit 10.1 to our Current
                    Report on Form 8-K filed June 5, 2001.

#         10.15     Ferrell Companies, Inc. 1998 Incentive Compensation Plan -
                    Incorporated by reference to Exhibit 10.12 to our Annual
                    Report on Form 10-K filed October 29, 1998.

#         10.16     Employment agreement between James E. Ferrell and
                    Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#         10.17     Employment agreement between Patrick Chesterman and
                    Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed October 26, 2000.

#         10.18     Employment agreement between Kevin Kelly and Ferrellgas,
                    Inc. dated July 31, 2000.  Incorporated by reference to
                    Exhibit 10.22 to our Annual Report on Form 10-K filed
                    October 26, 2000.

*         31.1      Certification of Ferrellgas Partners, L.P. pursuant to Rule
                    13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*         31.2      Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*         31.3      Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a)
                    or Rule 15d-14(a) of the Exchange Act.

*         31.4      Certification of Ferrellgas Finance Corp. pursuant to Rule
                    13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*         32.1      Certification of Ferrellgas Partners, L.P. pursuant to 18
                    U.S.C. Section 1350.

         Exhibit
         Number     Description
         -------    -----------

*         32.2      Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*         32.3      Certification of Ferrellgas, L.P. pursuant to 18 U.S.C.
                    Section 1350.

*         32.4      Certification of Ferrellgas Finance Corp. pursuant to 18
                    U.S.C. Section 1350.
-------------------------------------------------------------------------------
      *          Filed herewith
      #          Management contracts or compensatory plans.


          (b)  Reports on Form 8-K

Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. filed no Form 8-K's during the three months ended October 31, 2003.

Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. furnished three Form 8-K's during the three months ended October 31, 2003.

                                                 Items
Date of Report                                   Reported         Financial Statements Furnished
-------------------------------------------      --------         ------------------------------
Furnished September 17, 2003                         9                      None
Furnished September 25, 2003                      7, 9, 12                  None
Furnished September 26, 2003                         9                      None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FERRELLGAS PARTNERS, L.P.

                                         By Ferrellgas, Inc. (General Partner)


Date:    December 11, 2003               By  /s/ Kevin T. Kelly
                                         ---------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)


                                         FERRELLGAS PARTNERS FINANCE CORP.


Date:    December 11, 2003               By  /s/ Kevin T. Kelly
                                         ---------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

                                         FERRELLGAS, L.P.

                                         By Ferrellgas, Inc. (General Partner)


Date:    December 11, 2003               By  /s/ Kevin T. Kelly
                                         ---------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)


                                         FERRELLGAS FINANCE CORP.


Date:    December 11, 2003               By  /s/ Kevin T. Kelly
                                         ---------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)