Form 10-Q
period 2004-01-31
FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P
filed 2004-03-10
CIK 922359, 922360, 1012493, 922358

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

                                       or

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
                                Ferrellgas, L.P.
                            Ferrellgas Finance Corp.

           (Exact name of registrants as specified in their charters)


          Delaware                                   43-1698480
          Delaware                                   43-1742520
          Delaware                                   43-1698481
          Delaware                                   14-1866671
      ----------------                           ------------------
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

Ferrellgas Partners Finance Corp.,
Ferrellgas, L.P. and Ferrellgas Finance Corp.       Yes   [   ]  No    [ X ]

At February 27, 2004, the registrants had common units or shares outstanding as follows:

     Ferrellgas Partners, L.P.                 39,736,833        Common Units

     Ferrellgas Partners Finance Corp.              1,000        Common Stock

     Ferrellgas, L.P.                               n/a                n/a

     Ferrellgas Finance Corp.                       1,000        Common Stock

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

                            FERRELLGAS PARTNERS, L.P.
                        FERRELLGAS PARTNERS FINANCE CORP.
                                FERRELLGAS, L.P.
                            FERRELLGAS FINANCE CORP.


                                Table of Contents
                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

          Ferrellgas Partners, L.P. and Subsidiaries
          ------------------------------------------

          Condensed Consolidated Balance Sheets -
            January 31, 2004 and July 31, 2003                                1

          Condensed Consolidated Statements of Earnings -
            Three and six months ended January 31, 2004 and 2003              2

          Condensed Consolidated Statement of Partners' Capital -
            Six months ended January 31, 2004                                 3

          Condensed Consolidated Statements of Cash Flows -
            Six months ended January 31, 2004 and 2003                        4

          Notes to Condensed Consolidated Financial Statements                5

          Ferrellgas Partners Finance Corp.
          ---------------------------------

          Condensed Balance Sheets - January 31, 2004
            and July 31, 2003                                                14

          Condensed Statements of Earnings -
            Three and six months ended January 31, 2004 and 2003             14

          Condensed Statements of Cash Flows -
            Six months ended January 31, 2004 and 2003                       15

          Note to Condensed Financial Statements                             15

          Ferrellgas, L.P. and Subsidiaries
          ---------------------------------

          Condensed Consolidated Balance Sheets -
             January 31, 2004 and July 31, 2003                              16

          Condensed Consolidated Statements of Earnings -
            Three and six months ended January 31, 2004 and 2003             17

          Condensed Consolidated Statement of Partners' Capital -
            Six months ended January 31, 2004                                18

          Condensed Consolidated Statements of Cash Flows -
            Six months ended January 31, 2004 and 2003                       19

          Notes to Condensed Consolidated Financial Statements               20

          Ferrellgas Finance Corp.
          ------------------------

          Condensed Balance Sheets - January 31, 2004
            and July 31, 2003                                                26

          Condensed Statements of Earnings -
            Three and six months ended January 31, 2004 and
            from inception to January 31, 2003                               26

          Condensed Statements of Cash Flows -
            Six months ended January 31, 2004 and from inception
            to January 31, 2003                                               27

          Note to Condensed Financial Statements                              27

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 28

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          39

ITEM 4.   CONTROLS AND PROCEDURES                                             40

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   40

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           40

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     40

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 40

ITEM 5.   OTHER INFORMATION                                                   40

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    41

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                             January 31,         July 31,
ASSETS                                                                                          2004              2003
--------------------------------------------------------------------------------           ---------------    --------------

Current assets:
  Cash and cash equivalents                                                                   $   23,072        $    11,154
  Accounts and notes receivable, net                                                             157,581             56,742
  Inventories                                                                                     83,976             69,077
  Prepaid expenses and other current assets                                                        8,819              8,306
                                                                                           ---------------    --------------
    Total current assets                                                                         273,448            145,279

Property, plant and equipment, net                                                               698,457            684,917
Goodwill                                                                                         124,190            124,190
Intangible assets, net                                                                           110,067             98,157
Other assets                                                                                       8,609              8,853
                                                                                           ---------------    --------------
    Total assets                                                                              $1,214,771        $ 1,061,396
                                                                                           ===============    ==============


LIABILITIES AND PARTNERS' CAPITAL
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                            $  116,813        $    59,454
  Other current liabilities                                                                       71,185             89,687
  Short-term borrowings                                                                           42,700                -
                                                                                           ---------------   ---------------
    Total current liabilities                                                                    230,698            149,141

Long-term debt                                                                                   900,396            888,226
Other liabilities                                                                                 19,728             18,747
Contingencies and commitments (Note I)                                                               -                  -
Minority interest                                                                                  2,853              2,363

Partners' capital:
 Senior unitholder (1,994,146 units outstanding at both January 31, 2004 and
   July 31, 2003 - liquidation preference $79,766 at both January 31, 2004 and
   July 31, 2003)                                                                                 79,766             79,766
 Common unitholders (39,727,834 and 37,673,455 units outstanding
   at January 31, 2004 and July 31, 2003, respectively)                                           41,879            (15,602)
 General partner unitholder (421,434 and 400,683 units outstanding
   at January 31, 2004 and July 31, 2003, respectively)                                          (58,736)           (59,277)
 Accumulated other comprehensive loss                                                             (1,813)            (1,968)
                                                                                           ---------------   ---------------
    Total partners' capital                                                                       61,096              2,919
                                                                                           ---------------   ---------------
    Total liabilities and partners' capital                                                   $1,214,771        $ 1,061,396
                                                                                           ===============   ===============

         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per unit data)
                                   (unaudited)

                                                          For the three months ended       For the six months ended
                                                         ----------------------------     --------------------------
                                                         January 31,      January 31,     January 31,    January 31,
                                                            2004             2003            2004           2003
                                                         -----------      -----------     -----------    -----------

Revenues:
  Propane and other gas liquids sales                    $ 457,433        $ 439,301       $ 689,487      $ 634,201
  Other                                                     24,348           25,165          47,708         46,579
                                                         -----------      -----------     -----------    -----------
    Total revenues                                         481,781          464,466         737,195        680,780

Cost of product sold (exclusive of
  depreciation, shown with amortization below)             286,899          254,718         446,148        378,390
                                                         -----------      -----------     -----------    -----------

Gross profit                                               194,882          209,748         291,047        302,390

Operating expense                                           79,804           79,677         152,283        148,105
Depreciation and amortization expense                       12,665           10,261          23,860         20,156
General and administrative expense                           8,982            7,759          15,873         14,661
Equipment lease expense                                      4,732            5,528           9,243         11,520
Employee stock ownership plan compensation charge            2,164            1,639           3,948          3,034
Loss on disposal of assets and other                         1,926            1,125           3,552          1,796
                                                         -----------      -----------     -----------    -----------

Operating income                                            84,609          103,759          82,288        103,118

Interest expense                                           (17,291)         (16,084)        (34,085)       (30,780)
Interest income                                                470              364             801            426
Early extinguishment of debt expense                           -                -               -           (7,052)
                                                         -----------      -----------     -----------    -----------

Earnings before minority interest and cumulative
   effect of change in accounting principle                 67,788           88,039          49,004         65,712

Minority interest                                              733              937             595            822
                                                         -----------      -----------     -----------    -----------

Earnings before cumulative effect of change in
   accounting principle                                     67,055           87,102          48,409         64,890

Cumulative effect of change in accounting principle,
   net of minority interest of $28                             -                -               -           (2,754)
                                                         -----------      -----------     -----------    -----------

Net earnings                                                67,055           87,102          48,409         62,136

Distribution to senior unitholder                            1,994            2,743           3,988          5,525
Net earnings available to general partner unitholder           650              843             444            566
                                                         -----------      -----------     -----------    -----------
Net earnings available to common unitholders             $  64,411        $  83,516       $  43,977      $  56,045
                                                         ===========      ===========     ===========    ===========

Basic earnings per common unit:
Earnings available to common unitholders before
  cumulative effect of change in accounting principle      $ 1.65           $ 2.31          $ 1.15         $ 1.62
Cumulative effect of change in accounting principle            -                -               -           (0.07)
                                                         -----------      -----------     -----------    -----------
Net earnings available to common unitholders               $ 1.65           $ 2.31          $ 1.15         $ 1.55
                                                         ===========      ===========     ===========    ===========

Diluted earnings per common unit:
Earnings available to common unitholders before
  cumulative effect of change in accounting principle      $ 1.64           $ 2.30          $ 1.14         $ 1.62
Cumulative effect of change in accounting principle            -                -               -           (0.07)
                                                         -----------      -----------     -----------    -----------
Net earnings available to common unitholders               $ 1.64           $ 2.30          $ 1.14         $ 1.55
                                                         ===========      ===========     ===========    ===========


        See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                                       Accumulated other
                                            Number of units                                            comprehensive loss
                                  ---------------------------------                                   --------------------
                                                          General                           General                         Total
                                    Senior     Common     partner     Senior     Common     partner      Risk     Pension  partners'
                                  unitholder unitholders unitholder unitholder unitholders unitholder management liability  capital
                                  ---------- ----------- ---------- ---------- ----------- ---------- ---------- --------- ---------

August 1, 2003                     1,994.1    37,673.5     400.7     $ 79,766   $(15,602)   $(59,277)    $ -      $(1,968) $ 2,919

 Contribution in connection with
  ESOP compensation charge              -           -         -           -        3,869          39       -          -      3,908

 Common unit cash distribution          -           -         -           -      (38,715)       (391)      -          -    (39,106)

 Senior unit cash and accrued
  distribution                          -           -         -           -       (3,948)        (80)      -          -     (4,028)

 Common units issued in public
  offering                              -      2,000.0      20.2          -       47,196         477       -          -     47,673

 Common units issued in connection
    with acquistions                    -         30.4       0.3          -          695           7       -          -        702

 Common unit options exercised          -         23.9       0.2          -          459           5       -          -        464

 Comprehensive income:
    Net earnings                        -           -         -           -       47,925         484       -          -     48,409
    Other comprehensive income:
       Pension liability adjustment     -           -         -           -          -           -         -          174      174
       Net loss on risk management
        derivatives                     -           -         -           -          -           -        (69)        -        (69)
       Reclassification of net gains
        on derivatives                  -           -         -           -          -           -         50         -         50
                                                                                                                           ---------
 Comprehensive income                                                                                                       48,564

                                  ---------- ----------- ---------- ---------- ----------- ---------- ---------- --------- ---------
January 31, 2004                   1,994.1    39,727.8     421.4     $ 79,766   $ 41,879    $(58,736)    $(19)    $(1,794) $61,096
                                  ========== =========== ========== ========== =========== ========== ========== ========= =========



        See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                     For the six months ended
                                                                  ------------------------------
                                                                   January 31,     January 31,
                                                                      2004            2003
                                                                  -------------   -------------

Cash flows from operating activities:
 Net earnings                                                       $ 48,409        $ 62,136
 Reconciliation of net earnings to net cash provided
    by operating activities:
  Cumulative effect of change in accounting principle                    -             2,754
  Early extinguishment of debt expense                                   -             1,854
  Depreciation and amortization expense                               23,860          20,156
  Employee stock ownership plan compensation charge                    3,948           3,034
  Loss on disposal of assets                                           2,824             786
  Minority interest                                                      595             822
  Other                                                                3,169           4,182
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                              (128,001)       (111,337)
    Inventories                                                      (14,899)        (20,391)
    Prepaid expenses and other current assets                           (538)          1,285
    Accounts payable                                                  57,275          46,012
    Other current liabilities                                        (10,140)         (6,940)
    Other liabilities                                                    882            (315)
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations             30,000          60,000
    Proceeds from collections reinvested in revolving
       period accounts receivable securitizations                    419,466         303,837
    Remittances of amounts collected as servicer of
       accounts receivable securitizations                          (423,466)       (303,837)
                                                                  -------------   -------------
      Net cash provided by operating activities                       13,384          64,038
                                                                  -------------   -------------

Cash flows from investing activities:
 Business acquisitions, net of cash acquired                         (38,142)        (34,120)
 Capital expenditures - tank lease buyout                                -          (155,600)
 Capital expenditures - technology initiative                         (3,612)        (10,993)
 Capital expenditures - other                                        (12,581)         (7,509)
 Other                                                                 1,774           1,516
                                                                  -------------   -------------
      Net cash used in investing activities                          (52,561)       (206,706)
                                                                  -------------   -------------

Cash flows from financing activities:
 Distributions                                                       (43,134)        (42,129)
 Issuance of common units, net of issuance costs of $48               47,348             -
 Net additions to short-term borrowings                               42,700             -
 Proceeds from issuance of debt                                       13,300         359,715
 Principal payments on debt                                           (9,877)       (161,559)
 Cash paid for financing costs                                           -            (7,001)
 Proceeds from exercise of common unit options                           459           1,576
 Cash contribution from general partner                                  488             603
 Redemption of senior units                                              -            (1,567)
 Minority interest activity                                             (145)           (506)
 Other                                                                   (44)            -
                                                                  -------------   -------------
      Net cash provided by financing activities                       51,095         149,132
                                                                  -------------  --------------

Increase in cash and cash equivalents                               $ 11,918        $  6,464
Cash and cash equivalents - beginning of period                       11,154          19,781
                                                                  -------------  --------------
Cash and cash equivalents - end of period                           $ 23,072        $ 26,245
                                                                  =============  ==============

Cash paid for interest                                              $ 32,899        $ 28,551
                                                                  =============  ==============

         See notes to these condensed consolidated financial statements.

                   FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
    (Dollars in thousands, except per unit data, unless otherwise designated)
                                   (unaudited)

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

B.   Unit and stock-based compensation

     Ferrellgas accounts for the Ferrellgas Unit Option Plan (the "Unit Option Plan") and the Ferrell Companies, Inc. Incentive Compensation Plan (the "ICP") using the intrinsic value method under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas' net earnings and earnings per unit would have been adjusted as noted in the table below:

                                                For the three months ended         For the six months ended
                                                       January 31,                        January 31,
                                                ---------------------------        ------------------------
                                                   2004             2003              2004          2003
                                                ----------       ----------        ----------    ----------

      Net earnings available to   common
        unitholders, as reported                 $64,411          $83,516           $43,977       $56,045

      Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards                                   240              207               475           413
                                                ----------       ----------        ----------    ----------
      Pro forma net earnings available to
        common unitholders                       $64,171          $83,309           $43,502       $55,632
                                                ==========       ==========        ==========    ==========


      Earnings per common unit:
      Basic earnings available to common
        unitholders before cumulative
        effect of change in accounting
        principle, as reported                    $1.65            $2.31             $1.15         $1.62

       Basic earnings available to common
        unitholders, as reported                   1.65             2.31              1.15          1.55
      -----------------------------------------------------------------------------------------------------

       Basic earnings available to common
        unitholders before cumulative
        effect of change in accounting
        principle, pro forma                       1.64             2.30              1.13          1.61

      Basic earnings available to common
        unitholders, pro forma                     1.64             2.30              1.13          1.54
      -----------------------------------------------------------------------------------------------------
      Diluted earnings available to common
        unitholders before cumulative effect
        of change in accounting principle,
        as reported                                1.64             2.30              1.14          1.62

      Diluted earnings available to
        common unitholders, as reported            1.64             2.30              1.14          1.55
      -----------------------------------------------------------------------------------------------------
      Diluted earnings available to common
        unitholders before cumulative
        effect of change in accounting
        principle, pro forma                       1.64             2.30              1.13          1.61

      Diluted earnings available to
        common unitholders, pro forma              1.64             2.30              1.13          1.54
      ----------------------------------------------------------------------------------------------------

C.   Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of intangible assets and derivative commodity contracts.

D.   Reclassifications

     Certain reclassifications have been made to the six months ended January 31, 2003 condensed consolidated statement of cash flows to conform to the six months ended January 31, 2004 condensed consolidated statement of cash flows presentation. "Loss on disposal of assets" is disclosed separately in net cash provided by operating activities on the condensed consolidated statements of cash flows. This amount was previously classified as "Other" in net cash provided by operating activities in the six months ended January 31, 2003.

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

     The Operating Partnership is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. The
     Operating Partnership serves more than one million residential, industrial/commercial, agricultural and other customers.

F.   Cash and cash equivalents and non-cash activities

     For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and are disclosed in Note G - Accounts receivable securitization and Note N - Transactions with related parties, respectively.

G.   Accounts receivable securitization

     During the six months ended January 31, 2004, $26.0 million had been funded from the Operating Partnership's accounts receivable securitization facility. Ferrellgas renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. At January 31, 2004, Ferrellgas did not have any remaining capacity to transfer additional trade accounts receivable. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this transaction is reflected in the condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. The retained interest is classified on the condensed consolidated balance sheets within "Accounts and notes receivable, net."

H.   Supplemental financial statement information

     Inventories consist of:

                                                                                      January 31,       July 31,
                                                                                         2004             2003
                                                                                    ---------------  --------------
        Propane gas and related products                                               $65,461          $49,772
        Appliances, parts and supplies                                                  18,515           19,305
                                                                                    ---------------  --------------
                                                                                       $83,976          $69,077
                                                                                    ===============  ==============

     In addition to inventories on hand, Ferrellgas enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of January 31, 2004, Ferrellgas had committed, for supply procurement purposes, to make net delivery of approximately 4.1 million gallons of propane at a fixed price.

     Property, plant and equipment, net consist of:

                                                                                      January 31,       July 31,
                                                                                         2004             2003
                                                                                    ---------------  --------------
        Property, plant and equipment                                                  $1,025,539       $1,002,199
        Less:  accumulated depreciation                                                   327,082          317,282
                                                                                    ---------------  --------------
                                                                                        $ 698,457        $ 684,917
                                                                                    ===============  ==============


     During the six months ended January 31, 2004, Ferrellgas placed in service $46.4 million of computer software, which will be depreciated using the straight-line method over its estimated useful life of 5 years.

     Intangible assets, net consist of:

                                                  January 31, 2004                              July 31, 2003
                                     ------------------------------------------  ------------------------------------------
                                        Gross                                      Gross
                                      carrying     Accumulated                    carrying      Accumulated
                                       amount      amortization        Net        amount       amortization       Net
                                     ----------  ---------------- -------------  ----------  ---------------- -------------
        Customer lists                $230,203       $(134,337)     $ 95,866      $220,061       $(133,548)     $86,513
        Non-compete agreements          68,228         (54,027)       14,201        64,020         (52,376)      11,644
                                     ----------  ---------------- -------------  ----------  ---------------- -------------
                                      $298,431       $(188,364)     $110,067      $284,081       $(185,924)     $98,157
                                     ==========  ================ =============  ==========  ================ =============

                                                      For the three months            For the six months
                                                       ended January 31,               ended January 31,
                                                    ------------------------        ----------------------
                                                       2004           2003            2004          2003
                                                    ----------     ----------       --------      --------
        Aggregate amortization expense                $2,876         $3,199         $6,043         $6,304

     Estimated amortization expense:

       For the years ended July 31,

       2004                                         $  11,991
       2005                                            11,349
       2006                                            10,823
       2007                                            10,091
       2008                                             9,158

      Loss on disposal of assets and other            For the three months ended       For the six months ended
      consist of:                                              January 31,                     January 31,
                                                    ------------------------------   ----------------------------
                                                       2004                2003         2004              2003
                                                    ----------          ----------   ----------        ----------
      Loss on disposal of assets                      $1,503              $ 546        $2,824            $ 786
      Loss on transfer of accounts receivable
         related to the accounts receivable
         securitization                                  931                910         1,547             1,374
      Service income related to the accounts
         receivable securitization                      (508)              (331)         (819)             (364)
                                                    ----------          ----------   ----------        ----------
                                                      $1,926             $1,125        $3,552            $1,796
                                                    ==========          ==========   ==========        ==========

      Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

                                                      For the three months ended       For the six months ended
                                                              January 31,                     January 31,
                                                    ------------------------------   ----------------------------
                                                       2004                2003         2004              2003
                                                    ----------          ----------   ----------        ----------
      Operating expense                              $39,856             $37,291      $70,356           $67,070
      Depreciation and amortization expense            2,146               1,505        4,182             3,177
      Equipment lease expense                          2,820               3,037        5,624             5,932
                                                    ----------          ----------   ----------        ----------
                                                     $44,822             $41,833      $80,162           $76,179
                                                    ==========          ==========   ==========        ==========


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

J.   Partners' capital

     Ferrellgas Partners' partnership agreement generally provides that it use the cash proceeds of any offering of common units to redeem a portion of its outstanding senior units, otherwise a "Material Event" would be deemed to have occurred and JEF Capital Management, Inc. ("JEF Capital Management") as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. By letter agreement dated November 20, 2003, JEF Capital Management agreed to waive the occurrence of a "Material Event" if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital Management for its reasonable legal fees incurred in connection with the execution of the waiver. On February 25, 2004, JEF Capital Management and Ferrellgas Partners extended the letter agreement through December 31, 2004.

     On December 1, 2003, Ferrellgas Partners received $47.4 million of cash pursuant to the issuance of 2.0 million common units to the public. In connection with this transaction, the General Partner contributed $0.5 million to maintain its 1% general partnership interest in Ferrellgas Partners. Ferrellgas then used the net proceeds to reduce the borrowings outstanding under its bank credit facility by approximately $38.3 million. The remaining proceeds were used for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

K.   Earnings per common unit

     Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they are considered contingently issuable common units for which all necessary conditions for their issuance have not been satisfied as of the end of the reporting period. Distributions to the senior unitholder decrease the net earnings available to common unitholders.

                                                           Three months ended                 Six months ended
                                                      ------------------------------    ------------------------------
                                                       January 31        January 31      January 31        January 31
                                                          2004              2003            2004              2003
                                                      ------------      ------------    ------------      ------------
     Net earnings available to common
      unitholders before cumulative
      effect of change in accounting
      principle                                         $64,411           $83,516         $43,977           $58,771

     Cumulative effect of change in
      accounting principle, net of
      minority interest and general partner
      interest of $56                                       -                 -               -              (2,726)
                                                      ------------      ------------    ------------      ------------

     Net earnings available to common
      unitholders                                       $64,411           $83,516         $43,977           $56,045
                                                      ============      ============    ============      ============

     -----------------------------------------------------------------------------------------------------------------
     (in thousands)
     Weighted average common units
      outstanding                                        39,048.2          36,144.0        38,377.2          36,116.0

      Dilutive securities                                   175.6              92.7           158.9              84.3
                                                      ------------      ------------    ------------      ------------

     Weighted average common units outstanding
      plus dilutive securities                           39,223.8          36,236.7        38,536.1          36,200.3

     -----------------------------------------------------------------------------------------------------------------
     Basic earnings per common unit:
     -------------------------------
     Net earnings available to common
      unitholders before cumulative
      effect of change in accounting
      principle                                            $1.65             $2.31           $1.15             $1.62

     Cumulative effect of change in
      accounting principle, net of
      minority interest and general partner
      interest of $56                                         -                 -               -              (0.07)
                                                      ------------      ------------    ------------      ------------

     Net earnings available to common
      unitholders                                          $1.65             $2.31           $1.15             $1.55
                                                      ============      ============    ============      ============

     -----------------------------------------------------------------------------------------------------------------
     Diluted earnings per common unit:
     --------------------------------
     Net earnings available to common
      unitholders before cumulative
      effect of change in accounting
      principle                                            $1.64             $2.30           $1.14             $1.62

     Cumulative effect of change in
      accounting principle, net of
      minority interest and general partner
      interest of $56                                         -                 -               -              (0.07)
                                                      ------------      ------------    ------------      ------------

     Net earnings available to common
      unitholders                                          $1.64             $2.30           $1.14             $1.55
                                                      ============      ============    ============      ============

L.   Distributions

     On September 12, 2003, and December 15, 2003, Ferrellgas paid cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended July 31, 2003 and October 31, 2003. On February 24, 2004, Ferrellgas declared cash distributions of $1.00 and $0.50 per senior and common unit, respectively, for the three months ended January 31, 2004, that are expected to be paid on March 15, 2004.

M.   Adoption of new accounting standards

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

     FASB Financial Interpretation No. 46 ("FIN 46") clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, which addresses new effective dates and certain implementation issues. The interpretation is generally effective for the periods ending after December 15, 2003. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business, provided certain criteria are met. Ferrellgas currently believes it does not have any variable interest entities that would be subject to this revised interpretation.

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

N.   Transactions with related parties

     Ferrellgas has no employees and is managed and controlled by its General Partner. Pursuant to Ferrellgas' partnership agreements, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its General Partner in connection with operating Ferrellgas' business. These costs, which include compensation and benefits paid to employees of the General Partner who perform services on their behalf, as well as related general and administrative costs, are as follows:

                                For the three months      For the six months
                                  ended January 31,         ended January 31,
                              ------------------------  -----------------------
                                2004            2003      2004           2003
                              --------        --------  --------       --------
      Reimbursable costs      $55,237         $54,108   $104,044       $99,289

     JEF Capital Management is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of the General Partner, and thus is an affiliate. Ferrellgas paid senior unit distributions of $4.0 million and $5.6 million to JEF Capital Management during the six months ended January 31, 2004 and 2003, respectively. On January 31, 2004,
     Ferrellgas accrued a senior unit distribution of $2.0 million that Ferrellgas expects to pay to JEF Capital Management on March 15, 2003. See Note J - Partners' capital - for disclosure of related party transactions with the General Partner and JEF Capital Management related to the issuance of common units on December 1, 2003.

     Ferrell  Companies is the sole  shareholder of the General Partner and owns
     17.8 million common units of Ferrellgas Partners. Ferrell Propane, Inc. ("Ferrell Propane") is wholly-owned by the General Partner. During the six months ended January 31, 2004 and 2003, Ferrellgas Partners paid common unit distributions of $17.8 million, $0.1 million and $0.4 million to Ferrell Companies, Ferrell Propane and the General Partner, respectively. On February 24, 2004, Ferrellgas declared distributions to Ferrell Companies, Ferrell Propane and the General Partner of $8.9 million, $26 thousand and $0.2 million, respectively, that are expected to be paid on March 15, 2004. See Note J - Partners' capital - for disclosure of related party transactions with the General Partner and JEF Capital Management related to the issuance of common units on December 1, 2003.

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

                                                       For the three months         For the six months
                                                        ended January 31,           ended January 31,
                                                     ------------------------    -----------------------
                                                        2004          2003          2004         2003
                                                     ----------    ----------    ----------   ----------
   Net receipts(disbursements)                         $  -          $ 65          $  -         $(245)
   Receipts from providing accounting services           10            10            20            20

     These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at January 31, 2004.

O. Subsequent event - announcement of anticipated contribution of membership interests of Blue Rhino LLC

     On February 9, 2004, Ferrellgas announced that a subsidiary of Ferrell Companies, Inc., the parent of the General Partner, intends to contribute to Ferrellgas Partners, and subsequently to the Operating Partnership, the membership interests in Blue Rhino LLC and its payment and specified other obligations under the agreement pursuant to which it acquired that entity. Terms of the contribution agreement call for the assumption of the subsidiary's obligation to pay $17 in cash for each share of Blue Rhino Corporation stock outstanding on the date of the closing of the merger by which the subsidiary will acquire Blue Rhino Corporation and subsequently convert it into a limited liability corporation. The total obligation assumed is anticipated to be approximately $340.0 million. Blue Rhino is the nations' leading provider of branded propane tank exchange service and complimentary products with 29,000 retail locations in 49 states and Puerto Rico. The transaction is expected to close during the last half of fiscal 2004.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                            CONDENSED BALANCE SHEETS
                                  (in dollars)
                                   (unaudited)

                                                                                   January 31,          July 31,
ASSETS                                                                                2004                2003
--------------------------------------------------------------------            -----------------   ----------------


Cash                                                                                 $1,000               $1,000
                                                                                -----------------   ----------------
Total assets                                                                         $1,000               $1,000
                                                                                =================   ================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
authorized; 1,000 shares issued and outstanding                                      $1,000               $1,000

Additional paid in capital                                                            2,508                2,463

Accumulated deficit                                                                  (2,508)              (2,463)
                                                                                -----------------   ----------------
Total stockholder's equity                                                           $1,000               $1,000
                                                                                =================   ================


                        CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                      Three months ended                      Six months ended
                                             -----------------------------------  -----------------------------------
                                               January 31,        January 31,         January 31,        January 31,
                                                   2004              2003                2004               2003
                                             ---------------    ----------------  ---------------    ----------------

General and administrative expense                $   -             $   -             $  (45)             $   -

                                             ---------------    ----------------  ---------------    ----------------
Net loss                                          $   -             $   -             $  (45)             $   -
                                             ===============    ================  ===============    ================

                See note to these condensed financial statements.

                        FERRELLGAS PARTNERS FINANCE CORP.
            (A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (in dollars)
                                   (unaudited)

                                                                      For the six months ended
                                                             --------------------------------------------
                                                                January 31,              January 31,
                                                                   2004                      2003
                                                             ------------------       -------------------

Cash flows from operating activities:
  Net loss                                                        $  (45)                  $    -
                                                             ------------------       -------------------
      Cash used in operating activities                              (45)                       -
                                                             ------------------       -------------------

Cash flows from financing activities:
  Capital contribution                                                45                        -
                                                             ------------------       -------------------
      Cash provided by financing activities
                                                                      45                        -
                                                             ------------------       -------------------

Change in cash                                                         -                        -
Cash - beginning of period                                         1,000                    1,000
                                                             ------------------       -------------------
Cash - end of period                                              $1,000                   $1,000
                                                             ==================       ===================

                See note to these condensed financial statements.


                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (unaudited)

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

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                         January 31,       July 31,
ASSETS                                                                                      2004             2003
--------------------------------------------------------------------------------      --------------   --------------

Current assets:
  Cash and cash equivalents                                                             $   20,896        $   10,816
  Accounts and notes receivable, net                                                       157,581            56,742
  Inventories                                                                               83,976            69,077
  Prepaid expenses and other current assets                                                  8,043             7,629
                                                                                        --------------   --------------
    Total current assets                                                                   270,496           144,264

Property, plant and equipment, net                                                         698,457           684,917
Goodwill                                                                                   124,190           124,190
Intangible assets, net                                                                     110,067            98,157
Other assets                                                                                 4,305             4,163
                                                                                        --------------   --------------
    Total assets                                                                        $1,207,515        $1,055,691
                                                                                        ==============   ==============


LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                       $  116,536       $   59,261
  Other current liabilities                                                                  67,043           77,211
  Short-term borrowings                                                                      42,700              -
                                                                                        --------------   --------------
    Total current liabilities                                                               226,279          136,472

Long-term debt                                                                              680,915          668,657
Other liabilities                                                                            19,728           18,747
Contingencies and commitments (Note I)                                                          -                -

Partners' capital:
 Limited partner                                                                            279,553          231,420
 General partner                                                                              2,853            2,363
 Accumulated other comprehensive loss                                                        (1,813)          (1,968)
                                                                                        --------------   --------------
    Total partners' capital                                                                 280,593          231,815
                                                                                        --------------   --------------
    Total liabilities and partners' capital                                              $1,207,515       $1,055,691
                                                                                        ==============   ==============



         See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)
                                   (unaudited)

                                                       For the three months ended            For the six months ended
                                                     ------------------------------       ------------------------------
                                                      January 31,      January 31,         January 31,      Janaury 31,
                                                         2004              2003                2004             2003
                                                     -------------    -------------       -------------    -------------

Revenues:
  Propane and other gas liquids sales                  $457,433         $439,301           $689,487          $634,201
  Other                                                  24,348           25,165             47,708            46,579
                                                     ---------------   --------------    --------------   --------------
    Total revenues                                      481,781          464,466            737,195           680,780

Cost of product sold (exclusive of
  depreciation, shown with amortization below)          286,899          254,718            446,148           378,390
                                                     ---------------   --------------    --------------   --------------

Gross profit                                            194,882          209,748            291,047           302,390

Operating expense                                        79,739           79,406            152,151           147,834
Depreciation and amortization expense                    12,665           10,261             23,860            20,156
General and administrative expense                        8,982            7,759             15,873            14,661
Equipment lease expense                                   4,732            5,528              9,243            11,520
Employee stock ownership plan compensation charge         2,164            1,639              3,948             3,034
Loss on disposal of assets and other                      1,926            1,125              3,552             1,796
                                                     ---------------   --------------    --------------   --------------

Operating income                                         84,674          104,030             82,420           103,389

Interest expense                                        (12,536)         (11,687)           (24,304)          (22,442)
Interest income                                             470              360                801               418
                                                     ---------------   --------------    --------------   --------------

Earnings before cumulative effect of change in
   accounting principle                                  72,608           92,703             58,917            81,365


Cumulative effect of change in accounting principle         -                -                  -              (2,782)
                                                     ---------------   --------------    --------------   --------------

Net earnings                                           $ 72,608         $ 92,703           $ 58,917         $  78,583
                                                     ===============   ==============    ==============   ==============


         See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                    Accumulated other
                                                                   comprehensive loss
                                                                 -----------------------
                                                                                            Total
                                          Limited     General        Risk       Pension   partners'
                                          partner     partner     management   liability   capital
                                        ----------- -----------  ------------  --------- -----------

August 1, 2003                            $231,420    $2,363         $  -       $(1,968)   $231,815

 Contribution in connection with
  ESOP compensation charge                   3,908        40            -           -         3,948

 Quarterly cash and accrued distributions  (52,672)     (538)           -           -       (53,210)

 Net assets contributed by Ferrellgas
    Partners and general partner in
    connection with acquistions             38,575       393            -           -        38,968

 Comprehensive income:
    Net earnings                            58,322       595            -           -        58,917
    Other comprehensive income:
       Pension liability adjustment                                                 174         174
       Net losses on risk management
        derivatives                            -         -            (69)          -           (69)
       Reclassification of net gains on
        derivatives                            -         -             50           -            50
                                                                                          -----------
 Comprehensive income                                                                        59,072

                                        ----------- -----------  ------------  --------- -----------
January 31, 2004                          $279,553    $2,853         $(19)      $(1,794)   $280,593
                                        ============ =========== ============= ========== ===========



         See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               For the six months ended
                                                           --------------------------------
                                                             January 31,      January 31,
                                                               2004              2003
                                                           ---------------  ---------------

Cash flows from operating activities:
 Net earnings                                                 $ 58,917         $ 78,583
 Reconciliation of net earnings to net cash provided
    by operating activities:
  Cumulative effect of change in accounting principle              -              2,782
  Depreciation and amortization expense                         23,860           20,156
  Employee stock ownership plan compensation charge              3,948            3,034
  Loss on disposal of assets                                     2,824              786
  Other                                                          2,926            3,828
  Changes in operating assets and liabilities, net of
    effects from business acquisitions:
    Accounts and notes receivable, net                        (128,001)        (111,337)
    Inventories                                                (14,899)         (20,391)
    Prepaid expenses and other current assets                     (438)           1,285
    Accounts payable                                            57,275           46,012
    Other current liabilities                                  (10,311)          (7,610)
    Other liabilities                                              882             (315)
  Accounts receivable securitization:
    Proceeds from new accounts receivable securitizations       30,000           60,000
    Proceeds from collections reinvested in revolving
       period accounts receivable securitizations              419,466          303,837
    Remittances of amounts collected as servicer of
       accounts receivable securitizations                    (423,466)        (303,837)
                                                           ---------------  ---------------
      Net cash provided by operating activities                 22,983           76,813
                                                           ---------------  ---------------

Cash flows from investing activities:
 Business acquisitions, net of cash acquired                   (38,142)          (2,121)
 Capital expenditures - tank lease buyout                          -           (155,600)
 Capital expenditures - technology initiative                   (3,612)         (10,993)
 Capital expenditures - other                                  (12,581)          (7,509)
 Other                                                           1,799            1,511
                                                           ----------------- ----------------
      Net cash used in investing activities                    (52,536)        (174,712)
                                                           ----------------- ----------------

Cash flows from financing activities:
 Distributions                                                 (53,210)         (50,048)
 Proceeds from issuance of debt                                 13,300          140,000
 Principal payments on debt                                     (1,423)          (1,559)
 Net additions to short-term borrowings                         42,700              -
 Cash paid for financing costs                                     -             (1,896)
 Cash contribution from partners                                38,266           18,179
                                                           ----------------- ----------------
      Net cash provided by financing activities                 39,633          104,676
                                                           ----------------- ----------------

Increase in cash and cash equivalents                         $ 10,080         $  6,777
Cash and cash equivalents - beginning of period                 10,816           19,388
                                                           ----------------- ----------------
Cash and cash equivalents - end of period                     $ 20,896         $ 26,165
                                                           ================= ================

Cash paid for interest                                        $ 23,361         $ 20,812
                                                           ================= ================



         See notes to these condensed consolidated financial statements.

                        FERRELLGAS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                             (Dollars in thousands)
                                   (unaudited)

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

B.   Unit and stock-based compensation

     Ferrellgas, L.P. accounts for the Ferrellgas Unit Option Plan (the "Unit Option Plan") and the Ferrell Companies, Inc. Incentive Plan (the "ICP") using the intrinsic value method under the provisions of Accounting
     Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for all periods presented and makes the fair value method pro forma disclosures required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the condensed consolidated statements of earnings. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology recommended under SFAS No. 123, Ferrellgas, L.P.'s net earnings would have been adjusted as noted in the table below:

                                              For the three months           For the six months
                                                ended January 31,             ended January 31,
                                            ------------------------       ----------------------
                                               2004          2003             2004         2003
                                            ----------    ----------       ----------    --------

      Net earnings, as reported               $72,608       $92,703          $58,917      $78,583

      Deduct: Total stock-based employee
        compensation expense determined
        under fair value based method for
        all awards                                245           211              485          422
                                            ----------    ----------       ----------    --------
      Pro forma net earnings                  $72,363       $92,492          $58,432      $78,161
                                            ==========    ==========       ==========    ========

C.   Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of intangible assets and derivative commodity contracts.

D.   Reclassifications

     Certain reclassifications have been made to the six months ended January 31, 2003 condensed consolidated statement of cash flows to conform to the six months ended January 31, 2004 condensed consolidated statement of cash flows presentation. "Loss on disposal of assets" is disclosed separately in net cash provided by operating activities on the condensed consolidated statements of cash flows. This amount was previously classified as "Other" in net cash provided by operating activities in the six months ended January 31, 2003.

E.   Nature of operations

     Ferrellgas, L.P. is engaged primarily in the retail distribution of propane and related equipment and supplies in the United States. The retail market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the six months ended January 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year.

F.   Cash and cash equivalents and non-cash activities

     For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash investing and financing activities are primarily related to the accounts receivable securitization and transactions with related parties and are disclosed in Note G - Accounts receivable securitization and Note L - Transactions with related parties, respectively.

G.   Accounts receivable securitization

     During the six months ended January 31, 2004, $26.0 million had been funded from Ferrellgas, L.P.'s accounts receivable securitization facility. Ferrellgas, L.P. renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. At January 31, 2004, Ferrellgas, L.P. did not have any remaining capacity to transfer additional trade accounts receivable. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," this transaction is reflected in the condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable. The retained interest is classified on the condensed consolidated balance sheets within "Accounts and notes receivable, net."

H.   Supplemental financial statement information

     Inventories consist of:

                                                                                      January 31,         July 31,
                                                                                         2004               2003
                                                                                    ----------------  -----------------
        Propane gas and related products                                               $65,461            $49,772
        Appliances, parts and supplies                                                  18,515             19,305
                                                                                    ----------------  -----------------
                                                                                       $83,976            $69,077
                                                                                    ================  =================

     In addition to inventories on hand, Ferrellgas, L.P. enters into contracts to buy and sell product, primarily propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than one year. As of January 31, 2004, Ferrellgas, L.P. had committed, for supply procurement purposes, to make net delivery of approximately 4.1 million gallons of propane at a fixed price.

     Property, plant and equipment, net consist of:

                                                                                      January 31,         July 31,
                                                                                         2004               2003
                                                                                    ----------------  -----------------

        Property, plant and equipment                                                 $1,025,539         $1,002,199
        Less:  accumulated depreciation                                                  327,082            317,282

                                                                                    ----------------  -----------------
                                                                                      $  698,457         $  684,917
                                                                                    ================  =================

     During the six months ended January 31, 2004, Ferrellgas, L.P. placed in service $46.4 million of computer software, which will be depreciated using the straight-line method over its estimated useful life of 5 years.

     Intangible assets, net consist of:

                                                  January 31, 2004                              July 31, 2003
                                     ------------------------------------------  ------------------------------------------
                                       Gross                                       Gross
                                      carrying      Accumulated                   carrying      Accumulated
                                       amount       amortization        Net        amount       amortization        Net
                                     ----------   ----------------  -----------  ----------   ----------------  -----------
        Customer lists                $230,203      $(134,337)        $ 95,866    $220,061      $(133,548)         $86,513
        Non-compete agreements          68,228        (54,027)          14,201      64,020        (52,376)          11,644
                                     ----------   ----------------  -----------  ----------   ----------------  -----------
                                      $298,431      $(188,364)        $110,067    $284,081      $(185,924)         $98,157
                                     ==========   ================  ===========  ==========   ================  ============

                                                      For the three months        For the six months
                                                        ended January 31,          ended January 31,
                                                    ------------------------    ----------------------
                                                       2004          2003          2003        2002
                                                    ----------    ----------    ----------  ----------

        Aggregate amortization expense                $2,876        $3,199        $6,043      $6,304


    Estimated amortization expense:

       For the years ended July 31,

       2004                                            $ 11,991
       2005                                              11,349
       2006                                              10,823
       2007                                              10,091
       2008                                               9,158

   Loss on disposal of assets and other consists of:

                                                        For the three months          For the six months
                                                          ended January 31,            ended January 31,
                                                     --------------------------    ------------------------
                                                       2004              2003        2004            2003
                                                     --------          --------    --------        --------
   Loss on disposal of assets                         $1,503            $ 546       $2,824          $ 786
   Loss on transfer of accounts receivable
      related to the accounts receivable
      securitization                                     931              910        1,547           1,374
   Service income related to the accounts
      receivable securitization                         (508)            (331)        (819)           (364)
                                                     --------          --------    --------        --------
                                                      $1,926            $1,125      $3,552          $1,796
                                                     ========          ========    ========        ========

     Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

                                                       For the three months          For the six months
                                                          ended January 31,            ended January 31,
                                                     --------------------------    ------------------------
                                                       2004              2003        2004            2003
                                                     --------          --------    --------        --------
   Operating expense                                 $39,856            $37,291     $70,356         $67,070
   Depreciation and amortization expense               2,146              1,505       4,182           3,177
   Equipment lease expense                             2,820              3,037       5,624           5,932
                                                     --------          --------    --------        --------
                                                     $44,822            $41,833     $80,162         $76,179
                                                     ========          ========    ========        ========

I.   Contingencies

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

J.   Distributions

     During the six months ended January 31, 2004, Ferrellgas, L.P. paid cash distributions of $53.2 million. On February 24, 2004, Ferrellgas L.P. declared a cash distribution of $22.3 million for the three months ended January 31, 2004, that is expected to be paid on March 15, 2004.

K.   Adoption of new accounting standards

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

     FASB Financial Interpretation No. 46 ("FIN 46") clarified Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, which addresses new effective dates and certain implementation issues. The interpretation is generally effective for the periods ending after December 15, 2003. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business, provided certain criteria are met. Ferrellgas, L.P. currently believes it does not have any variable interest entities that would be subject to this revised interpretation.

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

L.   Transactions with related parties

     Ferrellgas, L.P. has no employees and is managed and controlled by the General Partner. Pursuant to Ferrellgas, L.P.'s partnership agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by the General Partner in connection with operating Ferrellgas L.P.'s business. These costs, which include compensation and benefits paid to employees of the General Partner who perform services on their behalf, as well as related general and administrative costs, are as follows:

                                                       For the three months          For the six months
                                                          ended January 31,            ended January 31,
                                                     --------------------------    ------------------------
                                                       2004              2003        2004            2003
                                                     --------          --------    --------        --------
   Reimbursable costs                                $55,237           $54,108     $104,044        $99,289

     Ferrellgas, L.P. paid to Ferrellgas Partners and the General Partner distributions of $52.7 million and $0.5 million, respectively, during the six months ended January 31, 2004. On February 24, 2004, Ferrellgas, L.P. declared distributions to Ferrellgas Partners, L.P. and the General Partner of $22.1 million and $0.2 million, respectively, that are expected to be paid on March 15, 2004.

     On December 1, 2003, Ferrellgas, L.P. received $38.6 million and $0.4 million in cash and net asset contributions from Ferrellgas Partners and the General Partner, respectively. Ferrellgas, L.P. then used the net cash proceeds to reduce the borrowings outstanding under its bank credit facility.

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

                                                         For the three months          For the six months
                                                          ended January 31,            ended January 31,
                                                     --------------------------    ------------------------
                                                       2004              2003        2004            2003
                                                     --------          --------    --------        --------
   Net receipts(disbursements)                         $ -               $65         $ -            $(245)
   Receipts from providing accounting services          10                10          20               20

     These net purchases, sales and commodity derivative transactions with Ferrell International Limited are classified as cost of product sold on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International Limited at January 31, 2004.

M. Subsequent event - announcement of anticipated contribution of membership interests of Blue Rhino LLC

     On February 9, 2004, Ferrellgas, L.P. announced that a subsidiary of Ferrell Companies, Inc., the parent of the General Partner, intends to contribute to Ferrellgas Partners, and subsequently to Ferrellas, L.P., the membership interests in Blue Rhino LLC and its payment and specified other obligations under the agreement pursuant to which it acquired that entity. Terms of the contribution agreement call for the assumption of the subsidiary's obligation to pay $17 in cash for each share of Blue Rhino Corporation stock outstanding on the date of the closing of the merger by which the subsidiary will acquire Blue Rhino Corporation and subsequently convert it into a limited liability corporation. The total obligation assumed is anticipated to be approximately $340.0 million. Blue Rhino Corporation is the nations' leading provider of branded propane tank exchange service and complimentary products with 29,000 retail locations in 49 states and Puerto Rico. The transaction is expected to close during the last half of fiscal 2004.

                            FERRELLGAS FINANCE CORP.
                 (A wholly-owned subsidiary of Ferrellgas, L.P.)

                            CONDENSED BALANCE SHEETS
                                  (in dollars)
                                   (unaudited)

                                                                                 January 31,            July 31,
ASSETS                                                                               2004                 2003
--------------------------------------------------------------------          -------------------  -------------------


Cash                                                                                $1,000               $1,000
                                                                              -------------------  -------------------
Total assets                                                                        $1,000               $1,000
                                                                              ===================  ===================


STOCKHOLDER'S EQUITY
--------------------------------------------------------------------

Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding                                     $1,000               $1,000

Additional paid in capital                                                             700                  515

Accumulated deficit                                                                   (700)                (515)
                                                                              -------------------  -------------------
Total stockholder's equity                                                          $1,000               $1,000
                                                                              ===================  ===================



                        CONDENSED STATEMENTS OF EARNINGS
                                   (unaudited)

                                               Three months        From        Six months         From
                                                  ended        inception to      ended        inception to
                                               January 31,      January 31,    January 31,     January 31,
                                                  2004             2003           2004            2003
                                             ----------------  ------------  ---------------  ------------

General and administrative expense              $   185            $   -       $   185           $   -

                                             ----------------  ------------  ---------------  ------------
Net loss                                        $  (185)           $   -       $  (185)          $   -
                                             ================  ============  ===============  ============

                See note to these condensed financial statements.

                            FERRELLGAS FINANCE CORP.
                 (A wholly-owned subsidiary of Ferrellgas, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (in dollars)
                                   (unaudited)

                                                              Six months ended            From inception to
                                                                 January 31,                 January 31,
                                                                    2004                        2003
                                                          --------------------------  --------------------------

Cash flows from operating activities:
  Net loss                                                       $ (185)                        $  -
                                                          --------------------------  --------------------------
      Cash used in operating activities                            (185)                           -
                                                          --------------------------  --------------------------

Cash flows from financing activities:
  Capital contribution                                              185                            -
                                                          --------------------------  --------------------------
      Cash provided by financing activities                         185                            -
                                                          --------------------------  --------------------------

Change in cash                                                       -                             -
Cash - beginning of period                                        1,000                         1,000
                                                          --------------------------  --------------------------
Cash - end of period                                             $1,000                        $1,000
                                                          ==========================  ==========================

                See note to these condensed financial statements.


                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2004
                                   (unaudited)

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

o the term "unitholders" refers to holders of common units of Ferrellgas Partners; and

o references to "Notes" refer to the notes to the condensed consolidated financial statements of Ferrellgas Partners and subsidiaries, as filed herewith.

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

     The discussions set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there exists three material differences between Ferrellgas Partners and the operating partnership. Those three material differences are:

o the partnerships incur different amounts of interest expense on their outstanding indebtedness; see pages 2 and 16 in their respective condensed consolidated financial statements;

o during the six months ended January 31, 2003, Ferrellgas Partners incurred $7.1 million in expenses related to the early extinguishment of its debt; and

o during the three months ended January 31, 2004, Ferrellgas Partners paid $8.5 million in cash on a short-term, non-interest bearing note related to the fiscal 2003 acquisition of Pro-Am, Inc.

Forward-looking statements

     Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning future operating results, or our ability to generate sales, income or cash flow are forward-looking statements.

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

o the expectation that retail gallons sold, gross profit and interest expense in future periods will approximate those in prior periods; and

o the expectation that future periods will have increased depreciation expense over the amount recognized during the same period in fiscal 2003.

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

Results of Operations

Overview

     We are the second largest retail marketer of propane in the United States based on retail gallons sold during fiscal 2003. We serve more than one million residential, industrial/commercial and agricultural and other customers in 45 states. Our operations primarily include the retail distribution and sale of propane and related equipment and supplies and extend from coast to coast with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.

     Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the volume of propane sold is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use.

     The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. Due to the seasonality of the retail distribution of propane, results of our operations for the six months ended January 31, 2004 and 2003 are not necessarily indicative of the results to be expected for a full fiscal year. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

     Our gross profit from the retail distribution of propane is primarily based on margins; that is the cents-per-gallon difference between our costs to purchase and distribute propane and the sale prices we charge our retail customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing and transporting of propane.

     As we have grown through acquisitions, fixed costs such as personnel costs, equipment leases, depreciation and interest expense have increased. Historically, due to the seasonality of our business, these fixed costs have contributed to net losses in the first and fourth fiscal quarters. Gross profit earned in our second and third quarters provide sources of cash for these fixed costs.

     We continue to pursue our business strategies of using technology to improve operations, capitalizing on our national presence and economies of scale, employing a disciplined acquisition strategy and achieving internal growth and aligning employee interest with our investors. On February 9, 2004, we announced that a subsidiary of Ferrell Companies, Inc., the parent of the general partner, intends to contribute to Ferrellgas Partners, and subsequently to the operating partnership, the membership interests in Blue Rhino LLC and its payment and specified other obligations under the agreement pursuant to which it acquired that entity. Terms of the contribution agreement call for the assumption of the subsidiary's obligation to pay $17 in cash for each share of Blue Rhino Corporation stock outstanding on the date of the closing of the merger by which the subsidiary will acquire Blue Rhino Corporation and subsequently convert it into a limited liability corporation. The total obligation assumed is anticipated to be approximately $340 million. Blue Rhino is the nations' leading provider of branded propane tank exchange service and complimentary products with 29,000 retail locations in 49 states and Puerto Rico. The transaction is expected to close during the last half of fiscal 2004.

Three Months Ended January 31, 2004 and January 31, 2003

(amounts in thousands)

                                                                                       Increase/        Percentage
Three months ended January 31,                               2004          2003        (Decrease)         Change
-------------------------------                           ----------    ----------     ----------       ----------
Retail propane gallons sold                                318,767       360,388        (41,621)         (11.5)%

Propane and other gas liquids sales                       $457,433      $439,301        $18,132             4.1%
Gross profit                                               194,882       209,748        (14,866)          (7.1)%
Operating income                                            84,609       103,759        (19,150)          18.5)%
Interest expense                                            17,291        16,084          1,207             7.5%

     Heating degree days, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), were 2% warmer than normal during both the three months ended January 31, 2004 and the three months ended January 31, 2003. The combined temperatures for the first two months of the fiscal 2004 second quarter were 6% warmer than normal; however, temperatures for January were 3% colder than normal, with the coldest temperatures occurring in the last two weeks of January. Most of the colder temperatures in the first two months of the fiscal 2004 second quarter were concentrated in the northeastern portion of the country, where our customer base is smaller as compared to other regions of the country. Customer conservation and delayed deliveries caused by higher commodity prices also contributed significantly to the volume shortfall this quarter.

     The average propane sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during the three months ended January 31, 2004 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.64 per gallon during the three months ended January 31, 2004, compared to an average of $0.54 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.

     Propane and other gas liquids sales increased $62.9 million compared to the prior year period primarily due to an increase in the average propane sales price per gallon. This increase was partially offset by the $44.8 million sales decrease due to reduced retail sales volumes which was primarily caused by the previously mentioned warmer temperatures and customer reaction to the higher wholesale cost of propane.

     Gross profit decreased $14.9 million primarily due to the decrease in our retail propane volumes, and to a lesser extent, a lower contribution from our risk management trading activities, causing gross profit to decrease by $3.1 million compared to the prior year period. This decrease in gross profit was partially offset by increased retail volumes from acquisitions and increased retail margins.

     Operating income decreased $19.2 million reflecting the previously mentioned decrease in gross profit and, to a lesser extent, an increase in depreciation and amortization expense. Depreciation and amortization expense increased primarily due to assets related to our technology initiative that were placed in service during the three months ended October 31, 2003 and acquisitions completed during fiscal 2003 and 2004.

     Interest expense increased 7.5% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions completed in fiscal 2003.

Interest expense of the operating partnership

     Interest expense increased 7.3% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions in fiscal 2003.

Six Months Ended January 31, 2004 and January 31, 2003

(amounts in thousands)

                                                                                       Increase/        Percentage
Six months ended January 31,                                 2004          2003        (Decrease)         Change
-------------------------------                           ----------    ----------     ----------       ----------
Retail propane gallons sold                                494,339        532,414       (38,075)           (7.2)%

Propane and other gas liquids sales                       $689,487       $634,201       $55,286              8.7%
Gross profit                                               291,047        302,390       (11,343)           (3.8)%
Operating income                                            82,288        103,118       (20,830)          (20.2)%
Interest expense                                            34,085         30,780         3,305             10.7%

     Heating degree days, as reported by NOAA, were 4% warmer than normal during the six months ended January 31, 2004 compared to 1% warmer than normal during the six months ended January 31, 2003. The combined temperatures for November and December 2003 were 6% warmer than normal; however, temperatures for January 2004 were 3% colder than normal, with the coldest temperatures occurring in the last two weeks of January. Most of the colder temperatures in November and December 2003 were concentrated in the northeastern portion of the country, where our customer base is smaller as compared to other regions of the country. Customer conservation and delayed deliveries caused by higher commodity prices also contributed significantly to the volume shortfall this period.

     The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2004 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.59 per gallon during the six months ended January 31, 2004, compared to an average of $0.49 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.

     Propane and other gas liquids sales increased $100.3 million compared to the prior year period primarily due to an increase in the average propane sales price per gallon. This increase was partially offset by the $45.0 million sales decrease due to reduced retail sales volumes which was primarily caused by warmer temperatures as discussed above.

     Gross profit decreased $11.3 million primarily due to the decrease in our retail propane volumes, and to a lesser extent, a lower contribution from our risk management trading activities, causing gross profit to decrease by $1.5 million This decrease in gross profit was partially offset by increased volumes from acquisitions and increased retail margins.

     Operating income decreased $20.8 million reflecting the previously mentioned decrease in gross profit, an increase in operating expense and, to a lesser extent, an increase in depreciation and amortization expense. Operating expense increased primarily due to increased personnel expense related to acquisitions completed during fiscal 2003 and 2004. Depreciation and amortization expense increased primarily due to assets related to our technology initiative that were placed in service during the three months ended October 31, 2003 and acquisitions completed during fiscal 2003 and 2004.

     Interest expense increased 10.7% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions completed in fiscal 2003.

Interest expense of the operating partnership

     Interest expense increased 8.3% primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions in fiscal 2003.

Forward-looking statements

     We expect retail gallons sold, gross profit and interest expense in the second half of fiscal 2004 to approximate the amounts reported in the prior year period. We anticipate operating income in the second half of fiscal 2004 to be unfavorable compared to the prior year period primarily due to increased depreciation expense. We expect net earnings in the second half of fiscal 2004 to be unfavorable compared to the prior year period primarily due the decrease in operating income and increased interest expense from increased borrowings.

Liquidity and Capital Resources

General

     Our cash requirements include working capital requirements, debt service payments, the required quarterly senior unit distribution, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 expected to be paid on all common units on March 15, 2004, represents the thirty-eighth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Working capital requirements are subject to the price of propane, the weather and other changes in the demand for propane. Relatively colder weather and higher propane prices during the winter heating season increase our working capital requirements.

     Our ability to satisfy our cash requirements is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflect earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Typically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season.

     Subject to meeting the financial tests discussed above, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations during fiscal 2004. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the required quarterly distribution on the senior units and the minimum quarterly distribution on all of its common units during the remainder of fiscal 2004.

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

     As of January 31, 2004, our general partner believes that we met all the required quarterly financial tests and covenants during the first and second quarters of fiscal 2004. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2004. However, if we were to encounter unexpected downturns in business operations in the future, such as significantly warmer than normal winter temperatures, a volatile energy commodity cost environment or continued economic downturn, we may not meet the applicable financial tests in future quarters. This failure could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

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

     Toward this purpose, in June 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by us of up to $500 million of equity and/or debt securities. The registered securities are available to us for sale from time to time in the future to fund acquisitions, to reduce indebtedness, to redeem senior units or to provide funds for general corporate purposes. On December 1, 2003, we received $47.4 million, after underwriting discounts and commissions, from the issuance of 2.0 million common units to the public. We used the net proceeds, together with contributions made by the general partner to maintain its effective 2% general partner interest in us, to reduce borrowings outstanding under the bank credit facility of the operating partnership by $38.3 million and to repay debt incurred to fund prior acquisitions of $8.5 million. The remaining proceeds will be used for general partnership purposes of Ferrellgas Partners. See Note J - Partners' capital - to our condensed consolidated financial statements for further discussion of this common unit issuance. As of January 31, 2004, we had $419.8 million available from this shelf registration statement.

     We also maintain a shelf registration statement with the SEC for the issuance of approximately 2.0 million common units. We may issue these common units in connection with our acquisition of other businesses, properties or securities in business combination transactions.

Operating Activities

     Net cash provided by operating activities was $13.4 million for the six months ended January 31, 2004, compared to net cash provided by operating activities of $64.0 million for the prior fiscal year period. This decrease in cash provided by operating activities is primarily due to the lower proceeds from the accounts receivable securitization activity, and to a lesser extent a decrease in cash flow from operating activities before changes in working capital. Our working capital needs are typically highest during the winter heating season. Cash required to fund working capital during the six months ended January 31, 2004 was $95.4 million as compared to $91.7 million for the prior fiscal period. This use of working capital is primarily due to the timing of cash received from customers on accounts receivable and the cash needed to purchase inventory.

Accounts receivable securitization

     Cash flows from the accounts receivable securitization facility decreased $34.0 million primarily due to management's decision at the end of fiscal 2003 to reduce the bank credit facility rather than remit greater amounts collected as servicer of accounts receivable securitizations. At the end of fiscal 2002, we did not have outstanding balances on either the bank credit facility or the accounts receivable securitization facility. This decision to use lower costs of capital at July 31, 2003, for working capital needs left the accounts receivable securitization facility with an effective $34.0 million outstanding as compared to no balance outstanding at July 31, 2002. During the winter heating season, we typically use the accounts receivable facility to meet our increased working capital needs. Consequently, we received the maximum funding of $26.0 million from this facility during the six months ended January 31, 2004 as compared to $60.0 million in the prior year period. We renewed this facility effective September 23, 2003, for a 364-day commitment with Banc One, NA. At January 31, 2004, we did not have any remaining capacity to transfer additional trade accounts receivable. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

     Net cash provided by operating activities was $23.0 million for the six months ended January 31, 2004, compared to net cash provided by operating activities of $76.8 million for the six months ended January 31, 2003. This decrease in cash provided by operating activities is primarily due to the previously mentioned lower proceeds from accounts receivable securitization activity and to a lesser extent a decrease in cash flow from operating activities before changes in working capital.

Investing Activities

     During the six months ended January 31, 2004, net cash used by investing activities was $52.6 million, compared to $206.7 million for the six months ended January 31, 2003. This decrease in cash used in investing activities is primarily due to a one-time purchase of $155.6 million in fiscal 2003 of propane tanks and related assets that were previously leased.

Acquisitions

     During the six months ended January 31, 2004, we used $38.1 million in cash for the acquisition of four retail propane companies.

Capital expenditures

     We made cash capital expenditures of $16.2 million during the six months ended January 31, 2004 as compared to $18.5 million in the prior year period primarily due to the reduced capital expenditures related to our technology initiative that was placed in service during fiscal 2004. Capital expenditures during fiscal 2004 consisted primarily of expenditures for the betterment and replacement of property, plant and equipment.

Financing Activities

     During the six months ended January 31, 2004, net cash provided by financing activities was $51.1 million compared to $149.1 million for the six months ended January 31, 2003. This decrease in cash provided by financing activities was primarily due to the borrowings on our bank credit facility to finance the purchase of propane tanks and related assets that were previously leased in fiscal 2003, an $8.5 million payment on the non-interest bearing note related to the fiscal 2003 acquisition of Pro-Am, Inc., partially offset by the previously mentioned issuance of common units.

Distributions

     We paid the required distributions on the senior units and the minimum quarterly distribution on all common units, as well as general partner interests, totaling $43.1 million during the six months ended January 31, 2004. The required quarterly distribution on the senior units and the minimum quarterly distribution on all common units for the three months ended January 31, 2004 of $22.3 million are expected to be paid on March 15, 2004 to holders of record on March 5, 2004. See related disclosure about the distributions of senior units in "Disclosures about Effects of Transactions with Related Parties."

Credit Facility

     At January 31, 2004, $182.7 million of borrowings and $52.4 million of letters of credit were outstanding under our unsecured $307.5 million bank credit facility, which will terminate on April 28, 2006. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, and to a lesser extent, risk management activities. At January 31, 2004, we had $72.4 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $307.5 million bank credit facility.

All borrowings under our $307.5 million bank credit facility bear interest, at our option, at a rate equal to either:

o a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America's prime rate (as of January 31, 2004, the federal funds rate and Bank of America's prime rate were 1.03% and 4.0%, respectively); or

o the Eurodollar Rate plus a margin varying from 1.75% to 2.75% (as of January 31, 2004, the one-month Eurodollar Rate was 1.01%).

In addition, an annual commitment fee is payable on the daily unused portion of our $307.5 million bank credit facility at a per annum rate varying from 0.375% to 0.625% (as of January 31, 2004, the commitment fee per annum rate was 0.5%).

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

Long-term debt

     The following table summarizes our long-term debt obligations as of January 31, 2004:

                                                          Principal payments due by fiscal year
                                     --------------------------------------------------------------------------------
                                       Remainder                                            2008 and
(in thousands)                          of 2004        2005         2006         2007      thereafter       Total
                                     ------------- ------------ ------------ ------------ ------------  -------------
Long-term debt, including
    current portion                      $766         $2,568      $111,209     $38,474      $748,195       $901,212

The operating partnership

     The financing activities discussion above also applies to the operating partnership except for cash flows related to distributions and Ferrellgas Partners' $8.5 million payment on the non-interest bearing note to Pro-Am, Inc.

 Distributions

     The operating partnership paid cash distributions of $53.2 million during the six months ended January 31, 2004. On February 24, 2004, the operating partnership declared cash distributions of $22.3 million for the three months ended January 31, 2004, that are expected to be paid on March 15, 2004.

Cash contributions from partners

     On December 1, 2003, the operating partnership received cash contributions of $37.9 million and $0.4 million from its limited partner, Ferrellgas Partners and its general partner, respectively. The operating partnership then used these net proceeds to reduce the borrowings outstanding under its $307.5 million bank credit facility.

     The following table summarizes the operating partnership's long-term debt obligations as of January 31, 2004:

                                                          Principal payments due by fiscal year
                                     --------------------------------------------------------------------------------
                                       Remainder                                            2008 and
(in thousands)                          of 2004        2005         2006         2007      thereafter       Total
                                     ------------- ------------ ------------ ------------ ------------  -------------
Long-term debt, including
    current portion                      $766         $2,568      $111,209     $38,474      $530,195       $683,212

Disclosures about Risk Management Activities Accounted for at Fair Value

     The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the three months ended January 31, 2004:

                                                                      Three                  Six
                                                                  months ended          months ended
                                                                January 31, 2004      January 31, 2004
(in thousands)                                                --------------------  --------------------
Unrealized losses in fair value of contracts
    outstanding at beginning of period                              $(1,419)              $(1,718)
Other unrealized gains recognized                                     1,041                 1,049
Less: realized losses recognized                                      1,161                   870
                                                              --------------------  --------------------
Unrealized losses in fair value of contracts
    outstanding at January 31, 2004                                 $(1,539)              $(1,539)
                                                              ====================  ====================

     The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of January 31, 2004:

(in thousands)                                                  Fair value of
                                                                 contracts at
                                                                  period-end
                                                              ------------------
                                                                 Maturity less
Source of fair value                                              than 1 year
----------------------------------------------------          ------------------
Prices actively quoted                                           $   (71)
Prices provided by other external sources                         (1,468)
Prices based on models and other valuation methods                   -
                                                              ------------------
Unrealized losses in fair value of contracts
     outstanding at January 31, 2004                             $(1,539)
                                                              ==================

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in Item 3 "Quantitative and Qualitative Disclosures about Market Risk."

Disclosures about Effects of Transactions with Related Parties

     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreements, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $104.0 million for the six months ended January 31, 2004, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

     Ferrell Companies, Inc. ("Ferrell Companies") is the sole shareholder of our general partner and owns 17.8 million of our common units. Ferrell Propane, Inc. ("Ferrell Propane") is wholly owned by our general partner and owns 51 thousand of our common units. During the six months ended January 31, 2004, Ferrellgas Partners paid common unit distributions of $17.8 million and $0.1 million to Ferrell Companies and Ferrell Propane, respectively, for the three months ended July 31, 2003 and January 31, 2004. Also during the six months ended, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $1.0 million for the three months ended July 31, 2003 and January 31, 2004.

     JEF Capital Management, Inc. ("JEF Capital Management") is beneficially owned by James E. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, and thus is an affiliate. JEF Capital Management is the holder of all of Ferrellgas Partners' issued and outstanding senior units. Ferrellgas Partners' partnership agreement generally provides that it use the cash proceeds of any offering of common units to redeem a portion of the outstanding senior units, otherwise a "Material Event" would be deemed to have occurred and JEF Capital Management, as the holder of the senior units, would thereafter have specified rights, such as the right to convert the senior units into common units or the right to register the senior units. By letter agreement dated November 20, 2003, JEF Capital Management agreed to waive the occurrence of a "Material Event" if Ferrellgas Partners issues common units at any time and from time to time on or prior to March 31, 2004, and does not use the cash proceeds from such offering or offerings to redeem a portion of the outstanding senior units. In consideration of the granting of the waiver, Ferrellgas Partners agreed not to redeem any outstanding senior units prior to March 31, 2004, and to reimburse JEF Capital Management for its reasonable legal fees not to exceed $70 thousand incurred in connection with the execution of the waiver. On February 25, 2004, JEF Capital Management and Ferrellgas Partners extended the letter agreement through December 31, 2004.

     We paid JEF Capital Management $4.0 million in senior unit distributions during the six months ended January 31, 2004. On February 24, 2004, we accrued a senior unit distribution of $2.0 million that is expected to be paid to JEF Capital Management on March 15, 2004.

     Ferrell International Limited is beneficially owned by James E. Ferrell and thus is an affiliate. We provide limited accounting services to Ferrell International Limited. During the six months ended January 31, 2004, we recognized net receipts from providing limited accounting services of $20 thousand. There were no amounts due from or due to Ferrell International Limited at January 31, 2004.

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

     Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $13.3 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

     The following table summarizes our future minimum rental payments and operating lease buyouts as of January 31, 2004:

                                                     Future Minimum Rental and Buyout Amounts by Fiscal Year
                                     --------------------------------------------------------------------------------
                                       Remainder                                            2008 and
(in thousands)                          of 2004        2005         2006         2007      thereafter       Total
                                     ------------- ------------ ------------ ------------ ------------  -------------
Operating lease rental payments         $11,714      $19,545      $15,553       $11,508     $19,101        $77,421
Operating lease buyouts                     590        6,037        2,247         7,148       8,622         24,644

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

     Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our retail customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of retail margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of gross profit found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" as risk management trading activities and are accounted for at fair value.

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

     Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with over-the-counter traded forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit-related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.

     Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of January 31, 2004, that were used in our risk management trading activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.5 million for risk management trading activities and $0.1 million for other risk management activities as of January 31, 2004. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

     At January 31, 2004, we had $182.7 million in variable rate amended bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate amended bank credit facility would result in a loss in future earnings of $1.8 million for the twelve months ending January 31, 2005. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed with the participation of our management, including the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the principal executive officer and principal financial officer of our general partner, concluded that such disclosure controls and procedures were designed to be and were effective as of January 31, 2004 to reasonably ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5. OTHER INFORMATION

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

    Exhibit
     Number        Description
    --------       -----------

      2.1 Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to
                   Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.

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

    Exhibit
     Number        Description
    --------       -----------

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

   *  4.11         Extension of Waiver and Acknowledgement of No Material Event
                   dated February 25, 2004, by and among Ferrellgas Partners,
                   L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital
                   Management, Inc.

     10.2 Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.

     Exhibit
     Number        Description
    --------       -----------

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

     10.9 Purchase Agreement, dated as of November 7, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit
                  99.1 to our Current Report on Form 8-K filed November 12,
                  1999.

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

    Exhibit
     Number        Description
    --------       -----------

     10.12 Third Amendment to Purchase Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas L.P. and The Williams Companies, Inc. Incorporated by reference to
                  Exhibit 10.1 to our Current Report on Form 8-K filed April 6, 2001.

     10.13 Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 12, 2004.

     10.14 Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#    10.15        Ferrell Companies, Inc. Supplemental Savings Plan, restated
                  January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#    10.16        Second Amended and Restated Ferrellgas Unit Option Plan.
                  Incorporated by reference to Exhibit 10.1 to our Current
                  Report on Form 8-K filed June 5, 2001.

#    10.17        Ferrell Companies, Inc. 1998 Incentive Compensation Plan -
                  Incorporated by reference to Exhibit 10.12 to our Annual
                  Report on Form 10-K filed October 29, 1998.

#    10.18        Employment agreement between James E. Ferrell and Ferrellgas,
                  Inc., dated July 31, 1998. Incorporated by reference to
                  Exhibit 10.13 to our Annual Report on Form 10-K filed October
                  29, 1998.

#    10.19        Employment agreement between Patrick Chesterman and
                  Ferrellgas, Inc. dated July 31, 2000. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed October 26, 2000.


#    10.20        Employment agreement between Kevin Kelly and Ferrellgas, Inc.
                  dated July 31, 2000.  Incorporated by reference to Exhibit
                  10.22 to our Annual Report on Form 10-K filed October 26,
                  2000.

*    31.1         Certification of Ferrellgas Partners, L.P. pursuant to Rule
                  13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*    31.2         Certification of Ferrellgas Partners Finance Corp. pursuant to
                  Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*    31.3         Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a)
                  or Rule 15d-14(a) of the Exchange Act.

*    31.4         Certification of Ferrellgas Finance Corp. pursuant to Rule
                  13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*    32.1         Certification of Ferrellgas Partners, L.P. pursuant to 18
                  U.S.C. Section 1350.

*    32.2         Certification of Ferrellgas Partners Finance Corp. pursuant to
                  18 U.S.C. Section 1350.

     Exhibit
     Number        Description
    --------       -----------

*    32.3         Certification of Ferrellgas, L.P. pursuant to 18 U.S.C.
                  Section 1350.

*    32.4         Certification of Ferrellgas Finance Corp. pursuant to 18
                  U.S.C. Section 1350.

          *       Filed herewith
          #       Management contracts or compensatory plans.


          (b)  Reports on Form 8-K

Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. filed three Form 8-K's during the three months ended January 31, 2004.


                                                 Items
Date of Report                                   Reported         Financial Statements Filed
-------------------------------------------      --------         ------------------------------
Filed November 21, 2003                            5, 7           Audited annual balance sheets
                                                                  and footnotes of Ferrellgas,
                                                                  Inc.
Filed November 24, 2003                            5, 7           None
Filed December 1, 2003                             5, 7           None

Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. furnished two Form 8-K's during the three months ended January 31, 2004.

                                                 Items
Date of Report                                   Reported         Financial Statements Furnished
-------------------------------------------      --------         ------------------------------
Furnished November 18, 2003                         9              None
Furnished November 24, 2003                      7, 9, 12          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FERRELLGAS PARTNERS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date:    March 10, 2004                    By  /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)


                                           FERRELLGAS PARTNERS FINANCE CORP.


Date:    March 10, 2004                    By  /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)

                                           FERRELLGAS, L.P.

                                           By Ferrellgas, Inc. (General Partner)


Date:    March 10, 2004                    By  /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)


                                           FERRELLGAS FINANCE CORP.


Date:    March 10, 2004                     By  /s/ Kevin T. Kelly
                                           -------------------------------------
                                               Kevin T. Kelly
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)