Form 10-Q
period 2006-04-30
FERRELLGAS L P; FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P
filed 2006-06-08
CIK 922359, 922360, 1012493, 922358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183

Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.
(Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1742520
Delaware	43-1698481
Delaware	14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, KS (Address of principal executive offices)	66210 (Zip Code)

Registrants’ telephone number, including area code:
(913) 661-1500

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Ferrellgas Partners, L.P. Large accelerated filer ☑  Accelerated filer ☐     Non-accelerated filer ☐

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P.  Yes ☐     No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.  Yes ☑     No ☐

At May 31, 2006, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	60,885,784	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

For the quarterly period ended April 30, 2006
FORM 10-Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2006	2005
	(In thousands, except
	unit data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$24,690	$20,505
Accounts and notes receivable, net	144,089	107,778
Inventories	107,595	97,743
Prepaid expenses and other current assets	12,558	12,861

Total current assets	288,932	238,887
Property, plant and equipment, net	745,327	766,765
Goodwill	233,830	234,142
Intangible assets, net	250,823	255,277
Other assets, net	12,354	13,902

Total assets	$1,531,266	$1,508,973

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$98,506	$108,667
Short-term borrowings	25,652	19,800
Other current liabilities	80,203	71,535

Total current liabilities	204,361	200,002
Long-term debt	977,560	948,977
Other liabilities	19,807	20,165
Contingencies and commitments (Note G)	—	—
Minority interest	6,097	6,151
Partners’ capital:
Common unitholders (60,505,350 and 60,134,054 units outstanding at April 30, 2006 and July 31, 2005, respectively)	378,800	390,422
General partner (611,165 and 607,415 units outstanding at April 30, 2006 and July 31, 2005, respectively)	(56,245)	(56,132)
Accumulated other comprehensive income (loss)	886	(612)

Total partners’ capital	323,441	333,678

Total liabilities and partners’ capital	$1,531,266	$1,508,973

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005
	(In thousands, except per unit data)
	(Unaudited)

Revenues:
Propane and other gas liquids sales	$466,832	$442,520	$1,400,631	$1,330,417
Other	59,194	49,581	163,561	127,347

Total revenues	526,026	492,101	1,564,192	1,457,764
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	288,364	281,845	919,626	881,691
Other	43,319	32,506	101,788	68,516

Gross profit	194,343	177,750	542,778	507,557
Operating expense	95,559	93,468	281,894	279,328
Depreciation and amortization expense	21,138	20,927	63,864	61,551
General and administrative expense	11,852	9,839	34,793	31,678
Equipment lease expense	6,506	6,767	20,723	18,674
Employee stock ownership plan compensation charge	2,597	4,007	7,521	8,452
Loss on disposal of assets and other	2,881	1,530	5,518	4,603

Operating income	53,810	41,212	128,465	103,271
Interest expense	(20,778)	(22,611)	(62,893)	(68,670)
Interest income	557	550	1,465	1,526

Earnings before income taxes, minority interest and discontinued operations	33,589	19,151	67,037	36,127
Income tax expense	2,271	635	2,971	568
Minority interest	377	249	829	544

Earnings from continuing operations before discontinued operations	30,941	18,267	63,237	35,015
Earnings from discontinued operations, net of minority interest of $18 and $73 for the three and nine months ended April 30, 2005, respectively	—	1,781	—	7,162

Net earnings	30,941	20,048	63,237	42,177
Distributions to senior unitholder	—	1,994	—	5,982
Net earnings available to general partner unitholder	309	181	632	362

Net earnings available to common unitholders	$30,632	$17,873	$62,605	$35,833

Basic and diluted earnings per common unit:
Net earnings from continuing operations available to common unitholders before discontinued operations	$0.51	$0.30	$1.04	$0.54
Earnings from discontinued operations	—	0.03	—	0.13

Net earnings available to common unitholders	$0.51	$0.33	$1.04	$0.67

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

					Accumulated Other
	Number of Units				Comprehensive Income (Loss)
		General		General		Currency		Total
	Common	Partner	Common	Partner	Risk	Translation	Pension	Partners’
	Unitholders	Unitholder	Unitholders	Unitholder	Management	Adjustments	Liability	Capital
	(In thousands)
	(Unaudited)

August 1, 2005	60,134.1	607.4	$390,422	$(56,132)	$70	$65	$(747)	$333,678
Contributions in connection with ESOP and stock-based compensation charges	—	—	8,917	92	—	—	—	9,009
Common unit distributions	—	—	(90,533)	(914)	—	—	—	(91,447)
Common units issued in connection with acquisitions	263.3	2.7	5,392	55	—	—	—	5,447
Common unit options exercised	108.0	1.1	1,998	21	—	—	—	2,019
Comprehensive income (loss):
Net earnings	—	—	62,604	633	—	—	—	63,237
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	—	—	1,964	—	—
Reclassification of derivatives to earnings	—	—	—	—	(484)	—	—
Foreign currency translation adjustments	—	—	—	—	—	18	—	1,498

Comprehensive income								64,735

April 30, 2006	60,505.4	611.2	$378,800	$(56,245)	$1,550	$83	$(747)	$323,441

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended April 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$63,237	$42,177
Reconciliation of net earnings to net cash provided by operating activities
Depreciation and amortization expense	63,864	62,480
Employee stock ownership plan compensation charge	7,521	8,452
Stock-based compensation charges	1,581	—
Loss on disposal of assets	303	2,251
Minority interest	829	617
Other	13,761	5,403
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(77,885)	(90,675)
Inventories	(11,086)	13,371
Prepaid expenses and other current assets	(127)	(2,989)
Accounts payable	(9,922)	(14,565)
Other current liabilities	7,270	(6,641)
Other liabilities	(30)	675
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	102,000	104,400
Proceeds from collections reinvested in revolving period accounts receivable securitizations	976,608	802,134
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,044,608)	(868,234)

Net cash provided by operating activities	93,316	58,856

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,500)	(22,874)
Capital expenditures — technology initiative	(888)	(8,268)
Capital expenditures — other	(28,319)	(32,738)
Proceeds from sale of assets	15,734	11,418
Other	(4,211)	(2,681)

Net cash used in investing activities	(31,184)	(55,143)

Cash flows from financing activities:
Distributions	(91,447)	(86,663)
Issuance of common units, net of issuance costs of $304	—	94,757
Proceeds from increase in long-term debt	28,748	—
Reductions in long-term debt	(1,773)	(94,999)
Net additions to short-term borrowings	5,852	87,281
Cash paid for financing costs	(226)	(1,345)
Minority interest activity	(1,056)	46
Proceeds from exercise of common unit options	1,957	452
Cash contribution from general partner	16	1,034
Other	—	44

Net cash provided by (used in) financing activities	(57,929)	607

Effect of exchange rate changes on cash	(18)	(31)
Increase in cash and cash equivalents	4,185	4,289
Cash and cash equivalents — beginning of year	20,505	15,428

Cash and cash equivalents — end of period	$24,690	$19,717

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$59,393	$67,143

Income taxes	$609	$415

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)

A.	Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. Ferrell Companies beneficially owns 18.4 million of Ferrellgas Partners’ outstanding common units.

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2005, as amended on Form 10-K/A.

B.	Summary of significant accounting policies

(1)	Nature of operations:

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada.

(2)	Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, accruals that have been established for pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, valuation methods used to value allowance for doubtful accounts, valuation methods of derivative commodity contracts and valuation methods of stock and unit-based compensation calculations.

(3)	Cash and cash equivalents and non-cash activities:

For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-cash operating, investing and financing activities are primarily related to accounts receivable securitization and transactions with related parties and are disclosed in Note E — Accounts receivable securitization and Note J — Transactions with related parties, respectively.

(4)	Cost of product sold:

Cost of product sold — propane and other gas liquids sales includes all costs to acquire propane and other gas liquids, including the results from risk management activities related to supply procurement and transportation, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers and the costs related to refurbishment of Ferrellgas’ portable propane tanks. Cost of product sold — other primarily includes costs related to the sale of propane appliances and equipment.

(5)	New accounting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board No. 25 “Accounting for Stock issued to Employees” (“APB 25”) and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Ferrellgas adopted this standard on August 1, 2005. See Note C — Unit and stock-based compensation — for current disclosures.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. Ferrellgas has evaluated this statement and does not believe it will have a material effect on Ferrellgas’ financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. Ferrellgas has evaluated this statement and does not believe it will have a material effect on Ferrellgas’ financial position, results of operations and cash flows.

Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” concludes that a general partner of a limited partnership is presumed to control the limited partnership, and should therefore consolidate the limited partnership, unless the limited partners have substantive kick-out rights or participating rights. EITF 04-5 is effective after June 29, 2005 for existing limited partnerships that have partnership agreements that have been modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships with partnership agreements that have not been modified. Ferrellgas has evaluated the potential impact of this EITF and does not believe it will have an impact on how Ferrellgas consolidates its financial statements.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Ferrellgas early-adopted EITF 04-13 during the three months ended April 30, 2006, without a material effect on its financial position, results of operations and cash flows.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Reclassifications:

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the condensed consolidated financial statements of the current period presentation. For additional discussion regarding reclassifications related to discontinued operations, see Note D — Discontinued operations.

C.	Unit and stock-based compensation

Ferrellgas adopted SFAS 123(R) on August 1, 2005. Prior to adoption, Ferrellgas accounted for unit and stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and made the fair value method pro forma disclosures required under SFAS 123. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. Adoption of SFAS 123(R) resulted in the following non-cash compensation charges:

	For the Three	For the Nine
	Months Ended	Months Ended
	April 30, 2006	April 30, 2006

Operating expense	$106	$358
General and administrative expense	240	1,223

	$346	$1,581

Adoption of SFAS 123(R) decreased basic and diluted earnings per share by $0.01 and $0.03 for the three and nine months ended April 30, 2006, respectively.

Ferrellgas adopted SFAS 123(R) using the modified prospective application method. Under this method, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the adoption date of August 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of August 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date as was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after August 1, 2005 using the attribution method that was used under SFAS 123.

Had compensation cost for these plans been recognized in Ferrellgas’ condensed consolidated statement of earnings for the three and nine months ended April 30, 2005, net earnings and net earnings per common unit would have been adjusted as noted in the table below:

	For the Three	For the Nine
	Months Ended	Months Ended
	April 30, 2005	April 30, 2005

Net earnings available to common unitholders, as reported	$17,873	$35,833
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(156)	(467)

Pro forma net earnings available to common unitholders	$17,717	$35,366

Basic and diluted earnings per common unit:
Earnings from continuing operations available to common unitholders before discontinued operations, as reported	$0.30	$0.54
Net earnings available to common unit holders, as reported	$0.33	$0.67
Earnings from continuing operations available to common unitholders before discontinued operations, pro forma	$0.29	$0.53
Net earnings available to common unitholders, pro forma	$0.33	$0.67

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ferrellgas Partners Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. There have been no awards granted pursuant to the UOP since fiscal 2001. Expected volatility is based on the historical volatility of publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Due to the limited number of employees eligible to participate in the UOP, there is only one group of employees. The expected term of options granted is derived using the simplified method and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the three and nine months ended April 30, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million and $0.3 million, respectively.

A summary of option activity under the UOP as of April 30, 2006 is presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Units	Price	Term	Value
			(In years)	(In thousands)

Outstanding, August 1, 2005	344,676	$18.52
Exercised	(108,000)	18.48
Forfeited	(9,926)	20.86

Outstanding, April 30, 2006	226,750	18.44	3.9	$661

Options exercisable, April 30, 2006	226,750	$18.44	3.9	$661

There were no options granted during the nine months ended April 30, 2006 and 2005. The total intrinsic value of options exercised during the nine months ended April 30, 2006 and 2005 was $0.3 million and $0.1 million, respectively.

As of April 30, 2006 there is no unrecognized compensation cost related to unit-based compensation arrangements granted under the UOP because all options outstanding are fully vested.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas stock-compensation plan. However, in accordance with Ferrellgas’ partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. On August 1, 2005 Ferrell Companies adopted SFAS 123(R) and now accounts for its stock-based compensation plan in accordance with that standard. As a result, Ferrellgas now incurs a non-cash compensation charge from Ferrell Companies as they account for their plan in accordance with SFAS 123(R).

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies; therefore, there is no potential dilution of Ferrellgas. The ICP stock options vest ratably over periods ranging from three to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the retirement of Ferrell Companies’ debt, but in no event later than

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. During the three and nine months ended April 30, 2006, the portion of the total non-cash compensation charge relating to the ICP was $0.2 million and $1.3 million, respectively.

D.	Discontinued operations

During July 2005, Ferrellgas sold its wholesale storage business, which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas recorded a gain during fiscal 2005 of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas considers the sale of these assets to be discontinued operations. Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Ferrellgas has reported results of operations from these assets as discontinued operations for all periods presented on the condensed consolidated statements of earnings as follows:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2006	2005	2006	2005

Total revenues	$—	$27,815	$—	$78,148
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	—	25,000	—	68,178

Gross profit	—	2,815	—	9,970
Operating expense	—	674	—	1,825
Depreciation and amortization expense	—	373	—	929
Equipment lease expense	—	5	—	17
Loss (gain) on disposal of assets and other	—	(36)	—	(36)

Earnings before income taxes, minority interest and discontinued operations	—	1,799	—	7,235
Minority interest	—	18	—	73

Earnings from discontinued operations, net of minority interest	$—	$1,781	$—	$7,162

E.	Accounts receivable securitization

The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following:

	April 30,	July 31,
	2006	2005

Retained interest	$23,535	$15,710
Accounts receivable transferred	$125,000	$82,500

The retained interest was classified as accounts receivable on the condensed consolidated balance sheets. At April 30, 2006, the operating partnership did not have any remaining capacity to transfer additional trade accounts receivable.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accounts receivable securitization disclosures consist of the following items:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2006	2005	2006	2005

Net non-cash activity	$761	$508	$2,191	$946
Bad debt expense	$259	$131	$525	$411

The net non-cash activity reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.8% and 4.3% as of April 30, 2006 and July 31, 2005, respectively.

F.	Supplemental financial statement information

Inventories consist of:

	April 30,	July 31,
	2006	2005

Propane gas and related products	$80,139	$70,380
Appliances, parts and supplies	27,456	27,363

	$107,595	$97,743

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 18 months. As of April 30, 2006, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 16.4 million gallons of propane at a fixed price.

Goodwill and intangible assets, net consist of:

	April 30, 2006			July 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

GOODWILL, NET	$233,830	—	$233,830	$234,142	—	$234,142
INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$345,051	$(167,528)	$177,523	$335,557	$(155,281)	$180,276
Non-compete agreements	37,700	(26,336)	11,364	34,270	(21,803)	12,467
Other	5,336	(2,496)	2,840	5,470	(2,010)	3,460

	388,087	(196,360)	191,727	375,297	(179,094)	196,203
Unamortized intangible assets
Tradenames & trademarks	59,096	—	59,096	59,074	—	59,074

Total intangibles assets, net	$447,183	$(196,360)	$250,823	$434,371	$(179,094)	$255,277

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Aggregate amortization expense	$5,585	$5,825	$16,706	$17,126

Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2006	$5,454
2007	21,183
2008	19,253
2009	18,196
2010	17,118
2011	16,933

Loss on disposal of assets and other consist of:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2006	2005	2006	2005

Loss on disposal of assets	$1,334	$860	$303	$2,287
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,787	1,902	8,171	4,472
Service income related to the accounts receivable securitization	(1,240)	(1,232)	(2,956)	(2,156)

	$2,881	$1,530	$5,518	$4,603

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2006	2005	2006	2005

Operating expense	$35,031	$39,678	$114,498	$117,075
Depreciation and amortization expense	1,389	1,543	4,348	4,853
Equipment lease expense	5,867	6,137	18,390	19,550

	$42,287	$47,358	$137,236	$141,478

Other current liabilities consist of:

	April 30,	July 31,
	2006	2005

Accrued interest	$26,242	$24,328
Accrued payroll	20,410	13,816
Accrued insurance	8,653	8,627
Other	24,898	24,764

	$80,203	$71,535

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G.	Contingencies

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas.

H.	Earnings per common unit

Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. Prior to their conversion to common units in June 2005, the senior units were excluded from the computation of diluted earnings per common unit as they were considered contingently issuable common units for which all necessary conditions for their issuance had not been satisfied as of the end of the nine months ended April 30, 2005. For the three and nine months ended April 30, 2005, distributions to the senior unitholder decreased the net earnings available to common unitholders.

In accordance with EITF 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings per Share,” Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months ending January 31. There was not a dilutive effect of EITF 03-6 on basic net earnings per limited partner unit for the three or nine months ended April 30, 2006 and 2005.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005

Net earnings available to common unitholders before discontinued operations	$30,632	$16,110	$62,605	$28,743
Earnings from discontinued operations, net of minority interest and general partner interest of $36 and $145 during the three and nine months ended April 30, 2005, respectively	—	1,763	—	7,090

Net earnings available to common unitholders	$30,632	$17,873	$62,605	$35,833

(in thousands)
Weighted average common units outstanding	60,483.8	54,110.3	60,346.3	53,097.8
Dilutive securities	32.1	48.7	31.6	45.7

Weighted average common units outstanding plus dilutive securities	60,515.9	54,159.0	60,377.9	53,143.5

Basic and diluted earnings per common unit:
Net earnings available to common unitholders before discontinued operations	$0.51	$0.30	$1.04	$0.54
Earnings from discontinued operations, net of minority interest and general partner interest of $36 and $145 during the three and nine months ended April 30, 2005, respectively	—	0.03	—	0.13

Net earnings available to common unitholders	$0.51	$0.33	$1.04	$0.67

I.	Distributions

On March 17, 2006, December 14, 2005 and September 14, 2005, Ferrellgas Partners paid cash distributions of $0.50 per common unit for each of the three months ended January 31, 2006, October 31 and July 31, 2005. On May  23, 2006, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2006, which is expected to be paid on June 14, 2006.

J.	Transactions with related parties

Reimbursable costs

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs, which include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf, as well as related general and administrative costs, are as follows:

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005

Reimbursable costs	$58,262	$59,624	$172,712	$178,741

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership distributions

Ferrellgas Partners has paid the following distributions to related parties:

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Ferrell Companies	$9,094	$8,902	$27,283	$26,706
FCI Trading Corp.(1)	98	98	294	294
Ferrell Propane, Inc.(2)	26	26	77	77
James E. Ferrell(3)	2,116	2,134	6,318	6,401
The general partner	305	293	914	867

(1)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner.

(2)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner.

(3)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of the general partner.

On May 23, 2006, Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane, Mr. Ferrell and the general partner of $9.1 million, $0.1 million, $26 thousand, $2.1 million and $0.3 million, respectively.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the prior year period, Ferrellgas entered into transactions with Ferrell International in connection with Ferrellgas’ risk management activities and did so at market prices in accordance with Ferrellgas’ affiliate trading policy approved by the general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing accounting services for Ferrell International:

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net disbursements	$—	$—	$—	$(2,699)
Receipts from providing accounting services	10	10	30	30

These net purchases, sales and commodity derivative transactions with Ferrell International were classified as cost of product sold — propane and other gas liquids sales on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International at April 30, 2006.

K.	Subsequent events

On June 6, 2006, the operating partnership renewed its accounts receivable securitization facility for a 364 day commitment with JP Morgan Chase Bank, N.A. and Fifth Third Bank. The renewed facility allows the operating partnership to sell between $85.0 million and $160.0 million of accounts receivable, depending on the time of the year and available undivided interest in the operating partnership’s accounts receivable from certain customers.

On June 6, 2006, the operating partnership executed an addendum to the operating partnership’s existing unsecured bank credit facility with Bank of America N.A. (the administrative agent) and Deutsche Bank Trust Company Americas to increase the borrowing capacity available under the unsecured bank credit facility from $330.0 million to $365.0 million.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED BALANCE SHEETS

	April 30,	July 31,
	2006	2005
	(In dollars)
	(Unaudited)

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	3,387	3,282
Accumulated deficit	(3,387)	(3,282)

Total stockholder’s equity	$1,000	$1,000

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF EARNINGS

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
	(In dollars)
	(Unaudited)

General and administrative expense	$—	$60	$105	$105

Net loss	$—	$(60)	$(105)	$(105)

See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended April 30,
	2006	2005
	(In dollars)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(105)	$(105)

Cash used in operating activities	(105)	(105)

Cash flows from financing activities:
Capital contribution	105	105

Cash provided by financing activities	105	105

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)

NOTE TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)

A.	Organization

Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-obligor for debt securities of the Partnership.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2006	2005
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$24,072	$20,191
Accounts and notes receivable, net	144,089	107,778
Inventories	107,595	97,743
Prepaid expenses and other current assets	11,827	12,121

Total current assets	287,583	237,833
Property, plant and equipment, net	745,327	766,765
Goodwill	233,830	234,142
Intangible assets, net	250,823	255,277
Other assets, net	9,068	10,254

Total assets	$1,526,631	$1,504,271

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$98,506	$108,667
Short-term borrowings	25,652	19,800
Other current liabilities	70,453	68,288

Total current liabilities	194,611	196,755
Long-term debt	707,235	678,367
Other liabilities	19,807	20,162
Contingencies and commitments (Note G)	—	—
Partners’ capital
Limited partner	597,995	603,448
General partner	6,097	6,151
Accumulated other comprehensive income (loss)	886	(612)

Total partners’ capital	604,978	608,987

Total liabilities and partners’ capital	$1,526,631	$1,504,271

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	For the Three Months		For the Nine Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005
	(In thousands)
	(Unaudited)

Revenues:
Propane and other gas liquids sales	$466,832	$442,520	$1,400,631	$1,330,417
Other	59,194	49,581	163,561	127,347

Total revenues	526,026	492,101	1,564,192	1,457,764
Cost of product sold (exclusive of depreciation, shown with amortization below)
Propane and other gas liquids sales	288,364	281,845	919,626	881,691
Other	43,319	32,506	101,788	68,516

Gross profit	194,343	177,750	542,778	507,557
Operating expense	95,497	93,396	281,707	279,065
Depreciation and amortization expense	21,138	20,927	63,864	61,551
General and administrative expense	11,852	9,839	34,793	31,678
Equipment lease expense	6,506	6,767	20,723	18,674
Employee stock ownership plan compensation charge	2,597	4,007	7,521	8,452
Loss on disposal of assets and other	2,881	1,530	5,518	4,603

Operating income	53,872	41,284	128,652	103,534
Interest expense	(14,852)	(16,604)	(45,120)	(50,653)
Interest income	557	550	1,465	1,523

Earnings before income taxes and discontinued operations	39,577	25,230	84,997	54,404
Income tax expense	2,271	635	2,971	568

Earnings before discontinued operations	37,306	24,595	82,026	53,836
Earnings from discontinued operations	—	1,799	—	7,235

Net earnings	$37,306	$26,394	$82,026	$61,071

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

			Accumulated Other
			Comprehensive Income (Loss)
				Currency		Total
	Limited	General	Risk	Translation	Pension	Partners’
	Partner	Partner	Management	Adjustments	Liability	Capital
	(In thousands)
	(Unaudited)

August 1, 2005	$603,448	$6,151	$70	$65	$(747)	$608,987
Contributions in connection with ESOP and stock-based compensation charges	9,009	93	—	—	—	9,102
Quarterly distributions	(103,463)	(1,056)	—	—	—	(104,519)
Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	7,804	80	—	—	—	7,884
Comprehensive income (loss):
Net earnings	81,197	829	—	—	—	82,026
Other comprehensive income (loss):
Net earnings on risk management derivatives	—	—	1,964	—	—
Reclassification of derivatives to earnings	—	—	(484)	—	—
Foreign currency translation adjustments	—	—	—	18	—	1,498

Comprehensive income						83,524

April 30, 2006	$597,995	$6,097	$1,550	$83	$(747)	$604,978

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended April 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$82,026	$61,071
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	63,864	62,480
Employee stock ownership plan compensation charge	7,521	8,452
Stock-based compensation charges	1,581	—
Loss on disposal of assets	303	2,251
Other	13,579	4,975
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(77,885)	(90,675)
Inventories	(11,086)	13,371
Prepaid expenses and other current assets	(91)	(2,989)
Accounts payable	(9,922)	(14,565)
Other current liabilities	1,407	(11,681)
Other liabilities	(30)	675
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	102,000	104,400
Proceeds from collections reinvested in revolving period accounts receivable securitizations	976,608	802,134
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,044,608)	(868,234)

Net cash provided by operating activities	105,267	71,665

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(13,550)	(22,874)
Capital expenditures — technology initiative	(888)	(8,268)
Capital expenditures — other	(28,319)	(32,738)
Proceeds from asset sales	15,734	11,418
Other	(4,207)	(2,642)

Net cash used in investing activities	(31,230)	(55,104)

Cash flows from financing activities:
Distributions	(104,519)	(99,393)
Contributions from partners	1,554	96,865
Proceeds from increase in long-term debt	28,748	—
Reductions in long-term debt	(1,773)	(94,999)
Net additions to short-term borrowings	5,852	87,281
Cash paid for financing costs	—	(1,263)
Other	—	44

Net cash used in financing activities	(70,138)	(11,465)

Effect of exchange rate changes on cash	(18)	(31)
Increase in cash and cash equivalents	3,881	5,065
Cash and cash equivalents — beginning of period	20,191	13,751

Cash and cash equivalents — end of period	$24,072	$18,816

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$47,665	$55,986

Income taxes	$609	$415

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006
(Dollars in thousands, unless otherwise designated)
(unaudited)

A.	Partnership organization and formation

Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, owns an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P.

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp., whose only purpose is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2005, as amended on Form 10-K/A.

B.	Summary of significant accounting policies

(1)	Nature of operations:

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2006 and 2005 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada.

(2)	Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, accruals that have been established for pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, valuation methods used to value allowance for doubtful accounts, valuation methods of derivative commodity contracts and valuation methods of stock and unit-based compensation calculations.

(3)	Cash and cash equivalents and non-cash activities:

For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to accounts receivable securitization and transactions with related parties and are disclosed in Note E — Accounts receivable securitization and Note I — Transactions with related parties, respectively.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Cost of product sold:

Cost of product sold — propane and other gas liquids sales includes all costs to acquire propane and other gas liquids, including the results from risk management activities related to supply procurement and transportation, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers and the costs related to refurbishment of Ferrellgas, L.P.’s portable propane tanks. Cost of product sold — other primarily includes costs related to the sale of propane appliances and equipment.

(5)	New accounting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. See Note C — Unit and stock-based compensation — for current disclosures.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140” provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years beginning after September 15, 2006. Ferrellgas, L.P. has evaluated this statement and does not believe it will have a material effect on its financial position, results of operations and cash flows.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. Ferrellgas, L.P. has evaluated this statement and does not believe it will have a material effect on its financial position, results of operations and cash flows.

EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” addresses the accounting for an entity’s sale of inventory to another entity from which it also purchases inventory to be sold in the same line of business. EITF 04-13 concludes that two or more inventory transactions with the same counterparty should be accounted for as a single non-monetary transaction at fair value or recorded amounts based on inventory classifications. EITF 04-13 is effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. Ferrellgas, L.P. early-adopted EITF 04-13 during the three months ended April 30, 2006, without a material effect on its financial position, results of operations and cash flows.

(6)	Reclassifications:

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the condensed consolidated financial statements of the current period presentation. For additional discussion regarding reclassifications related to discontinued operations, see Note D — Discontinued operations.

C.	Unit and stock-based compensation

Ferrellgas, L.P. has no unit or stock-based compensation plans and is not required to adopt SFAS 123(R). However, in accordance with the partnership agreements of Ferrellgas Partners and Ferrellgas, L.P., all employee-related costs incurred by Ferrellgas Partners and Ferrell Companies are allocated to Ferrellgas, L.P. On August 1, 2005 Ferrellgas Partners and Ferrell Companies adopted SFAS 123(R) and now account for their respective unit and

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation plans in accordance with that standard. As a result, Ferrellgas, L.P. now incurs a non-cash compensation charge from Ferrellgas Partners and Ferrell Companies as they account for these plans in accordance with SFAS 123(R).

Prior to adoption, Ferrellgas Partners and Ferrell Companies accounted for their respective unit and stock-based compensation plans using the intrinsic value method under the provisions of APB 25 and made the fair value method pro forma disclosures required under SFAS 123. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. Adoption of SFAS 123(R) by Ferrellgas Partners and Ferrell Companies resulted in the following non-cash compensation charges for Ferrellgas, LP:

	For the Three	For the Nine
	Months Ended	Months Ended
	April 30, 2006	April 30, 2006

Operating expense	$106	$358
General and administrative expense	240	1,223

	$346	$1,581

Ferrellgas Partners and Ferrell Companies adopted SFAS 123(R) using the modified prospective application method. Under this method, SFAS 123(R)applies to new awards and to awards modified, repurchased, or cancelled after the adoption date of August 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of August 1, 2005 will be recognized as the requisite service is rendered. The compensation cost for that portion of awards is based on the fair value of those awards as of the grant-date as was calculated for pro forma disclosures under SFAS 123. The compensation cost for those earlier awards is attributed to periods beginning on or after August 1, 2005, using the attribution method that was used under SFAS 123.

Had compensation cost for Ferrellgas Partners’ and Ferrell Companies’ plans been recognized in Ferrellgas, L.P.’s condensed consolidated statement of earnings for the three and nine months ended April 30, 2005, net earnings would have been adjusted as noted in the table below:

	For the Three	For the Nine
	Months Ended	Months Ended
	April 30, 2005	April 30, 2005

Net earnings, as reported	$26,394	$61,071
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(157)	(472)

Pro forma net earnings	$26,237	$60,599

Ferrellgas Partners Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. In general, the options currently outstanding under the UOP vest over a five-year period, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. There have been no awards granted pursuant to the UOP since fiscal 2001. During the three and nine months ended April 30, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million and $0.3 million, respectively. As of April 30, 2006, all options outstanding are fully vested.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

Ferrell Companies is authorized to issue options covering up to 6.25 million shares of Ferrell Companies common stock under the ICP. The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies, therefore, there is no potential dilution of Ferrellgas Partners. The ICP stock options vest ratably over periods ranging from three to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the retirement of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. During the three and nine months ended April 30, 2006, the portion of the total non-cash compensation charge relating to the ICP was $0.2 million and $1.3 million, respectively.

D.	Discontinued operations

During July 2005, Ferrellgas, L.P. sold its wholesale storage business which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas, L.P. recorded a gain during fiscal 2005 of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas, L.P. considers the sale of these assets to be discontinued operations. Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Ferrellgas, L.P. has reported results of operations from these assets as discontinued operations for all periods presented on the condensed consolidated statements of earnings as follows:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2006	2005	2006	2005

Total revenues	$—	$27,815	$—	$78,148
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	—	25,000	—	68,178

Gross profit	—	2,815	—	9,970
Operating expense	—	674	—	1,825
Depreciation and amortization expense	—	373	—	929
Equipment lease expense	—	5	—	17
Loss (gain) on disposal of assets and other	—	(36)	—	(36)

Earnings from discontinued operations	$—	$1,799	$—	$7,235

E.	Accounts receivable securitization

Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned unconsolidated, special purpose entity, and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable securitization facility is reduced, Ferrellgas, L.P.’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following:

	April 30,	July 31,
	2006	2005

Retained interest	$23,535	$15,710
Accounts receivable transferred	$125,000	$82,500

The retained interest was classified as accounts receivable on the condensed consolidated balance sheets. At April 30, 2006, Ferrellgas, L.P. did not have any remaining capacity to transfer additional trade accounts receivable.

Other accounts receivable securitization disclosures consist of the following items:

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2006	2005	2006	2005

Net non-cash activity	$761	$508	$2,191	$946
Bad debt expense	$259	$131	$525	$411

The net non-cash activity reported in the condensed consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.8% and 4.3% as of April 30, 2006 and July 31, 2005, respectively.

F.	Supplemental financial statement information

Inventories consist of:

	April 30,	July 31,
	2006	2005

Propane gas and related products	$80,139	$70,380
Appliances, parts and supplies	27,456	27,363

	$107,595	$97,743

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 18 months. As of April 30, 2006, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 16.4 million gallons of propane at a fixed price.

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets, net consist of:

	April 30, 2006			July 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

GOODWILL, NET	$233,830	—	$233,830	$234,142	—	$234,142
INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$345,051	$(167,528)	$177,523	$335,557	$(155,281)	$180,276
Non-compete agreements	37,700	(26,336)	11,364	34,270	(21,803)	12,467
Other	5,336	(2,496)	2,840	5,470	(2,010)	3,460

	388,087	(196,360)	191,727	375,297	(179,094)	196,203
Unamortized intangible assets
Tradenames & trademarks	59,096	—	59,096	59,074	—	59,074

Total intangibles assets, net	$447,183	$(196,360)	$250,823	$434,371	$(179,094)	$255,277

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Aggregate amortization expense	$5,585	$5,825	$16,706	$17,126

Estimated amortization expense:

For the years ended July 31,
Amortization remaining in 2006	$5,454
2007	21,183
2008	19,253
2009	18,196
2010	17,118
2011	16,933

Loss on disposal of assets and other consists of:

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Loss on disposal of assets	$1,334	$860	$303	$2,287
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,787	1,902	8,171	4,472
Service income related to the accounts receivable securitization	(1,240)	(1,232)	(2,956)	(2,156)

	$2,881	$1,530	$5,518	$4,603

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Operating expense	$35,031	$39,678	$114,498	$117,075
Depreciation and amortization expense	1,389	1,543	4,348	4,853
Equipment lease expense	5,867	6,137	18,390	19,550

	$42,287	$47,358	$137,236	$141,478

Other current liabilities consist of:

	April 30,	July 31,
	2006	2005

Accrued interest	$17,387	$21,332
Accrued payroll	20,410	13,816
Accrued insurance	8,653	8,627
Other	24,003	24,513

	$70,453	$68,288

G.	Contingencies

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

H.	Distributions

On March 17, 2006, December 14, 2005 and September 14, 2005, Ferrellgas, L.P. paid cash distributions of $31.1 million, $42.7 million and $30.7 million, respectively. On May 23, 2006, Ferrellgas, L.P. declared cash distributions of $42.9 million that are expected to be paid on June 14, 2006.

I.	Transactions with related parties

Reimbursable costs

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs, which include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf, as well as related general and administrative costs, are as follows:

FERRELLGAS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Reimbursable costs	$58,262	$59,624	$172,712	$178,741

Partnership distributions

Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $103.5 million and $1.0 million, respectively, during the nine months ended April 30, 2006. On May 23, 2006, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $42.5 million and $0.4 million, respectively.

Operations

Ferrell International Limited (“Ferrell International”) is beneficially owned by James E. Ferrell, the Chairman and Chief Executive Officer of the general partner, and thus is an affiliate. During the prior year period, Ferrellgas, L.P. entered into transactions with Ferrell International in connection with Ferrellgas, L.P.’s risk management activities and did so at market prices in accordance with Ferrellgas, L.P.’s affiliate trading policy approved by the general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. Ferrellgas, L.P. also provides limited accounting services for Ferrell International. Ferrellgas, L.P. recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing accounting services for Ferrell International:

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net disbursements	$—	$—	$—	$(2,699)
Receipts from providing accounting services	10	10	30	30

These net purchases, sales and commodity derivative transactions with Ferrell International were classified as cost of product sold — propane and other gas liquids sales on the condensed consolidated statements of earnings. There were no amounts due from or due to Ferrell International at April 30, 2006.

J.	Subsequent events

On June 6, 2006, Ferrellgas, L.P. renewed its accounts receivable securitization facility for a 364 day commitment with JP Morgan Chase Bank, N.A. and Fifth Third Bank. The renewed facility allows Ferrellgas to sell between $85.0 million and $160.0 million of accounts receivable, depending on the time of the year and available undivided interest in Ferrellgas, L.P.’s accounts receivable from certain customers.

On June 6, 2006, Ferrellgas, L.P. executed an addendum to its existing unsecured bank credit facility with Bank of America N.A. (the administrative agent) and Deutsche Bank Trust Company Americas to increase the borrowing capacity available under the unsecured bank credit facility from $330.0 million to $365 million.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED BALANCE SHEETS

	April 30,	July 31,
	2006	2005
	(In dollars) (Unaudited)

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares
Authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	1,450	1,345
Accumulated deficit	(1,450)	(1,345)

Total stockholder’s equity	$1,000	$1,000

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF EARNINGS

	For the Three		For the Nine
	Months Ended		Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
		(In dollars) (Unaudited)

General and administrative expense	$105	$105	$105	$105

Net loss	$(105)	$(105)	$(105)	$(105)

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine
	Months Ended
	April 30,
	2006	2005
	(In dollars)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(105)	$(105)

Cash used in operating activities	(105)	(105)

Cash flows from financing activities:
Capital contribution	105	105

Cash provided by financing activities	105	105

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)

NOTE TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)

A.  Organization

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-obligor for debt securities of the Partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners, L.P. and Ferrellgas, L.P.

Ferrellgas Partners Finance Corp.  and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. serves as co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-obligor for debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.

In this Quarterly Report, unless the context indicates otherwise:

•	references to “us,” “we,” “our,” or “ours,” are to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors and marketers;

•	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of propane sold to our wholesale customers and other bulk propane distributors or marketers; and

•	“Notes” refers to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The common units of Ferrellgas Partners are listed on the New York Stock Exchange and our activities are substantially conducted through the operating partnership.

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to $268.0 million in the aggregate principal amount of 8 3/4% senior notes due 2012 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 30% of our outstanding common units. Ferrell Companies is in turn owned 100% by an employee stock ownership trust.

We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room at, 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and this other information at the offices of the New York Stock Exchange at

11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, there exist two material differences between Ferrellgas Partners and the operating partnership. Those two material differences are:

•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units in several transactions during fiscal 2005 and 2006

For a detailed description of risks that may affect our business, please see the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A entitled “Item 1. Business — Risk factors.”

Forward-looking statements

Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning future operating results, or our ability to generate sales, income or cash flow are forward-looking statements.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.

Some of our forward-looking statements include the following:

•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	the expectation that revenues — propane and other gas liquids sales, cost of product sold — propane and other gas liquids sales, gross profit, operating income and earnings from continuing operations before discontinued operations will increase during the remainder of fiscal 2006 as compared to the same period during fiscal 2005.

These forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A entitled “Item 1. Business — Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this quarterly report.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section of our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A entitled “Item 1. Business — Risk Factors — Tax Risks — The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.”

Results of Operations

Overview

We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States, including the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2005. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.

Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the volume of propane sold for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use. We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We use the definition of “normal” temperatures based on information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information, we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, the propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at the retail distribution locations. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

Our gross profit from the distribution of propane is primarily based on margins, that is, the cents-per-gallon difference between our costs to purchase and distribute propane and the sale prices we charge our customers. Our residential customers and portable tank exchange customers typically provide us a greater cents per gallon margin than our industrial/commercial, agricultural and other customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas as propane prices tend to correlate with the fluctuations of these underlying commodities. The wholesale price per gallon of propane has been at historically high levels during the past few fiscal years. We employ risk management activities that attempt to mitigate risks related to the purchasing and transporting of propane.

We continue to pursue the following business strategies:

•	achieve operating efficiencies through the utilization of our technology platforms;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interests with our investors through significant employee ownership.

We have developed new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. We completed the deployment of this new technology initiative during the first month of fiscal 2006. We now operate all of our retail propane distribution outlets on the new technology platform.

During July 2005, we sold certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah. The proceeds from this sale were used to retire a portion of our long-term debt including accrued interest and repay a portion of our borrowings outstanding on our bank credit facility. We considered the sale of these assets to be discontinued operations.

Three months ended April 30, 2006 compared to April 30, 2005

			Favorable
			(Unfavorable)
Three Months Ended April 30,	2006	2005	Variance
	(Amounts in thousands)

Propane sales volumes (gallons)	231,186	251,393	(20,207)	(8)%
Propane and other gas liquids sales	$466,832	$442,520	$24,312	5%
Gross profit from propane and other gas liquids sales	178,468	160,675	17,793	11%
Operating income	53,810	41,212	12,598	31%
Interest expense	20,778	22,611	1,833	8%

Propane sales volumes during the three months ended April 30, 2006 decreased 20.2 million gallons compared to the prior year period. The decrease in propane sales volumes was impacted by the carry-over effect of January 2006 record warm temperatures, that were 29% warmer than normal and 25% warmer than the prior year and by customer conservation caused by increasingly higher commodity prices. This decrease was partially offset by gallons acquired through acquisitions completed during fiscal 2006 and continued tank exchange gallon growth. Heating degree days as reported by NOAA were 6% warmer than normal during the three months ended April 30, 2006 and were 5% warmer than normal during the three months ended April 30, 2005.

Propane and other gas liquids sales and the related cost of product sold increased due to the effect of a significant increase in the wholesale cost of propane during the three months ended April 30, 2006 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.95 per gallon during the three months ended April 30, 2006 compared to an average price of $0.83 per gallon for the three months ended April 30, 2005, and an average price of $0.70 per gallon for the three months ended April 30, 2004. Other major supply points in the United States also experienced significant increases.

Propane and other gas liquids sales increased $24.3 million compared to the prior year period. Propane and other gas liquids sales increased by approximately $50.3 million primarily due to the effect of the significant increase in the underlying wholesale cost per gallon of propane on our sales price per gallon, as discussed above. This increase was partially offset by the impact from decreased propane sales volumes, as discussed above.

Gross profit from propane and other gas liquids sales increased $17.8 million compared to the prior year period. Increases in gross profit caused primarily by higher average propane margins per gallon were offset by the impact from decreased propane sales volumes, as discussed above. The increased propane margins per gallon occurred primarily as a result of enhanced controls over pricing attributable to our new technology platform completed during the first month of fiscal 2006. Also contributing to the increased gross profit was the prior year period’s $3.1 million negative contribution to gross profit for the three months ended April 30, 2005 related to risk management trading activities that was not repeated in the three months ended April 30, 2006.

Operating income increased $12.6 million compared to the prior year period primarily due to the previously mentioned increase in gross profit, partially offset by a $2.1 million increase in operating expense and a $2.0 million increase in general and administrative expense. Operating expense increased due to variable expenses primarily related to increased fuel costs and the continued growth in tank exchange volumes. The increase in operating expense was partially offset by personnel savings related to the deployment of our new technology platform discussed above. General and administrative expense increased primarily due to performance-based compensation.

Interest expense decreased $1.8 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Interest expense of the operating partnership

Interest expense decreased $1.8 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Nine months ended April 30, 2006 compared to April 30, 2005

			Favorable
			(Unfavorable)
Nine Months Ended April 30,	2006	2005	Variance
	(Amounts in thousands)

Propane sales volumes (gallons)	681,885	767,553	(85,668)	(11)%
Propane and other gas liquids sales	$1,400,631	$1,330,417	$70,214	5%
Gross profit from propane and other gas liquids sales	481,005	448,726	32,279	7%
Operating income	128,465	103,271	25,194	24%
Interest expense	62,893	68,670	5,777	8%

Propane sales volumes during the nine months ended April 30, 2006 decreased 85.7 million gallons compared to the prior year period. The decrease in propane sales volumes was primarily due to customer conservation caused by higher commodity prices and warmer than normal temperatures, partially offset by gallons acquired through acquisitions completed during fiscal 2006 and continued tank exchange gallon growth. In addition, some of the decreased propane sales volumes are related to the elimination of some past inefficient propane deliveries given the improved demand forecasting capabilities available with our new technology platform. The month of January 2006 was the warmest January on record according to NOAA and resulted in heating degree days that were 29% warmer than normal. Heating degree days as reported by NOAA were 10% warmer than normal during the nine months ended April 30, 2006 and were 7% warmer than normal during the nine months ended April 30, 2005.

Propane and other gas liquids sales and the related cost of product sold increased due to the effect of a significant increase in the wholesale cost of propane during the nine months ended April 30, 2006 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $1.01 per gallon during the nine months ended April 30, 2006 compared to an average price of $0.82 per gallon during the nine months ended April 30, 2005, and an average price of $0.60 per gallon during the nine months ended April 30, 2004. Other major supply points in the United States also experienced significant increases.

Propane and other gas liquids sales increased $70.2 million compared to the prior year period. Propane and other gas liquids sales increased by approximately $180.6 million primarily due to the effect of the significant increase in the wholesale cost per gallon of propane on our sales price per gallon, as discussed above and, to a lesser extent, continued tank exchange gallon growth and acquisitions completed during fiscal 2006. This increase was partially offset by the impact from decreased propane sales volumes and warmer than normal weather, as discussed above.

Gross profit from propane and other gas liquids sales increased $32.3 million compared to the prior year period. The increase in gross profit was primarily due to higher average propane margins per gallon provided by enhanced controls over pricing attributable to our new technology platform completed during the first month of fiscal 2006, the continued growth in tank exchange volumes and acquisitions completed during fiscal 2006. This increase in gross profit was partially offset by the impact from decreased propane sales volumes, as discussed above. Also contributing to the increased gross profit was the prior year period’s $8.2 million negative contribution to gross profit in the first three quarters of fiscal 2005 related to risk management trading activities that was not repeated in the first three quarters of fiscal 2006.

Operating income increased $25.2 million compared to the prior year period primarily due to the previously mentioned increase in gross profit, a $2.9 million increase in margin related to other revenue, partially offset primarily by a $3.1 million increase in general and administrative expense and a $2.6 million increase in operating expense. General and administrative expense increased primarily due a non-cash compensation expense related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) and performance-based compensation expense. Operating expense increased due to variable expenses primarily related to the continued growth of tank exchange gallons, increased fuel costs and performance-based compensation as well as acquisitions completed during fiscal 2006. The increase in operating expense was partially offset by personnel savings related to the deployment of our new technology platform discussed above.

Interest expense decreased $5.8 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Interest expense of the operating partnership

Interest expense decreased $5.5 million primarily due to the retirement of a portion of our fixed rate senior notes during the fourth quarter of fiscal 2005.

Discontinued operations

During fiscal 2005, we announced the closing of the sale of certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah. The proceeds from this sale were used to retire a portion of our long-term debt including accrued interest and repay a portion of our borrowings outstanding on our bank credit facility. We consider the sale of these assets to be discontinued operations. Therefore, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported results of operations from these assets as discontinued operations for all periods presented on the condensed consolidated statements of earnings. See Note D — Discontinued operations — to our condensed consolidated financial statements for further discussion about the sale of these assets. Operating results of discontinued operations are as follows:

	For the Three		For the Nine
	Months		Months Ended
	Ended April 30,		April 30,
	2006	2005	2006	2005

Total revenues	$—	$27,815	$—	$78,148
Cost of product sold (exclusive of depreciation, shown with amortization below):
Propane and other gas liquids sales	—	25,000	—	68,178

Gross profit	—	2,815	—	9,970
Operating expense	—	674	—	1,825
Depreciation and amortization expense	—	373	—	929
Equipment lease expense	—	5	—	17
Loss (gain) on disposal of assets and other	—	(36)	—	(36)

Earnings before income taxes, minority interest and discontinued operations	—	1,799	—	7,235
Minority interest	—	18	—	73

Earnings from discontinued operations, net of minority interest	$—	$1,781	$—	$7,162

Unit and stock-based compensation

On August 1, 2005, we adopted SFAS No. 123(R). SFAS No. 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires that the cost from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement method in accounting for share-based payment transactions with employees. We adopted this standard using the modified prospective application method which resulted in a non-cash compensation charge of $0.4 million and $1.2 million to operating expense and general and administrative expense, respectively, for the nine months ended April 30, 2006. See Note C — Unit and stock-based compensation — to our condensed consolidated financial statements for further discussion about the related unit and stock-option plans and the implementation of this standard.

Forward-looking statements

We expect increases during the remainder of fiscal 2006 for revenue — propane and other gas liquids sales, cost of product sold — propane and other gas liquids sales, gross profit, operating income and earnings from continuing operations before discontinued operations as compared to the same period during fiscal 2005 due to:

•	our assumption that fiscal 2006 average propane prices will continue to be higher than those in fiscal 2005; and

•	our assumption that interest rates will remain relatively stable during the remainder of fiscal 2006.

We expect an increase during the remainder of fiscal 2006 in gross profit as compared to the same period during fiscal 2005 due to the benefits related to the full deployment of our technology platform completed during the first month of fiscal 2006.

Liquidity and Capital Resources

General

Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 expected to be paid on June 14, 2006 to all common units that were outstanding on June 7, 2006, represents the forty-seventh consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business, weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2006 and in fiscal 2007. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for the remainder of fiscal 2006 and in fiscal 2007.

Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8 3/4% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8 3/4% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.

As of April 30, 2006, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2006 and in fiscal 2007. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•	continued significantly warmer than normal winter temperatures;

•	a continued volatile energy commodity cost environment;

•	an unexpected downturn in business operations; or

•	a general economic downturn in the United States.

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

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose in March 2006, the following registration statements were effective upon filing or declared effective by the SEC:

•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities. Ferrellgas Partners Finance Corp. may be the co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	a shelf registration statement for the periodic sale of up to $75.0 million of common units in connection with Ferrellgas Partners’ proposed direct investment plan; and

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions.

Operating Activities

Net cash provided by operating activities was $93.3 million for the nine months ended April 30, 2006, compared to net cash provided by operating activities of $58.9 million for the prior year period. This increase in cash provided by operating activities is primarily due to an increase in cash flow from operations of $29.7 million and a decrease in cash outflows to fund working capital of $9.7 million. The increase in cash flow from operations was primarily due to improved results of operations as discussed above. The decrease in cash outflow to fund working capital is primarily due to the timing of collection of accounts receivable, the timing of inventory purchases and the timing of payroll and performance-based payments, which are partially offset by increased wholesale propane prices. These increases in cash provided by operating activities were partially offset by a $4.3 million decrease in cash inflows from the utilization of our accounts receivable securitization facility.

Accounts receivable securitization

Cash flows from our accounts receivable securitization facility decreased $4.3 million. We received net funding of $34.0 million from this facility during the nine months ended April 30, 2006 as compared to $38.3 million in the prior year period.

We renewed this facility effective June 6, 2006, for a 364-day commitment with JP Morgan Chase Bank, N.A. and Fifth Third Bank.

Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities — Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows us to sell between $85.0 million and $160.0 million of accounts receivable, depending on the time of the year and available undivided interests in our accounts receivable from certain customers. We generally increase our use of the accounts receivable securitization facility during the winter heating season when our working capital needs and our accounts receivable balances increase significantly. At April 30, 2006, we had funding outstanding of $125.0 million and we did not have any remaining capacity to transfer additional trade accounts receivable to the accounts receivable securitization facility. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” this transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership

Net cash provided by operating activities was $105.3 million for the nine months ended April 30, 2006, compared to net cash provided by operating activities of $71.7 million for the prior year period. This increase in cash provided by operating activities is primarily due to an increase in cash flow from operations of $29.6 million and a decrease in cash outflows to fund working capital of $9.0 million. The increase in cash flow from operations was primarily due to improved results of operations as discussed above. The decrease in cash outflow to fund working capital is primarily due to the timing of collection of accounts receivable, the timing of inventory purchases and the timing of payroll and performance-based payments, which are partially offset by increased wholesale propane prices. These increases in cash provided by operating activities were partially offset by a $4.3 million decrease in cash inflows from the utilization of our accounts receivable securitization facility.

Investing Activities

During the nine months ended April 30, 2006, net cash used in investing activities was $31.2 million, compared to $55.1 million used in investing activities for the prior year period. This decrease in cash used in investing activities is primarily due to reduced acquisition activity and capital expenditures during fiscal 2006 in addition to an increase in the proceeds from sale of assets.

Acquisition

During the nine months ended April 30, 2006, we used $13.5 million in cash, $5.6 of common unit issuances and $2.3 million of debt and other consideration for the acquisition of nine propane businesses as compared to $22.9 million in cash, $7.0 million of common unit issuances in the prior year period.

Capital expenditures

We made cash capital expenditures of $29.2 million during the nine months ended April 30, 2006 as compared to $41.0 million in the prior year period primarily due to decreased capital expenditures required for our technology platform and lower maintenance capital expenditures. Capital expenditures during the nine months ended April 30, 2006 consisted primarily of expenditures for distribution of propane by portable tank exchange, customer storage, and vehicle replacement and betterment.

Financing Activities

During the nine months ended April 30, 2006, net cash used in financing activities was $57.9 million compared to net cash provided by financing activities of $0.6 million for the prior year period. This decrease in cash provided by financing activities was primarily due to decreased cash flows from the issuance of common units and decreased borrowings from our $330.0 million bank credit facility compared to borrowings in the prior year period.

Distributions

Ferrellgas Partners paid the minimum quarterly distribution on all common units, as well as the related general partner distributions, totaling $91.4 million during the nine months ended April 30, 2006 in connection with the distributions declared for the three months ended July 31 and October 31, 2005 and January 31, 2006. The minimum quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2006 of $30.8 million are expected to be paid on June 14, 2006 to holders of record on June 7, 2006.

Bank credit facility

On June 6, 2006, we executed an addendum to the existing unsecured bank credit facility with Bank of America N.A. (the administrative agent) and Deutsche Bank Trust Company Americas to increase the borrowing capacity available under the unsecured bank credit facility from $330.0 million to $365.0 million.

At April 30, 2006, $54.4 million of borrowings and $54.5 million of letters of credit were outstanding under our unsecured bank credit facility, which will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At April 30, 2006, we had $221.1 million available for working capital, acquisition, capital expenditure and general partnership purposes under our unsecured bank credit facility.

All borrowings under our unsecured bank credit facility bear interest, at our option, at a rate equal to either:

•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of April 30, 2006, the federal funds rate and Bank of America’s prime rate were 4.86% and 7.75%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of April 30, 2006, the one-month and three-month Eurodollar Rates were 5.04% and 5.13%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of our unsecured bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of April 30, 2006, the commitment fee per annum rate was 0.375%).

We believe that the liquidity available from our unsecured bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs for the remainder of fiscal 2006 and all of fiscal 2007. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating;

•	decreased trade credit; or

•	a significant acquisition.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.

Distributions

The operating partnership paid cash distributions of $104.5 million during the nine months ended April 30, 2006. The operating partnership expects to make cash distributions of $42.9 million on June 14, 2006.

Disclosures about Risk Management Activities Accounted for at Fair Value

The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for the nine months ended April 30, 2006:

	For the Three	For the Nine
	Months Ended	Months Ended
	April 30,	April 30,
	2006	2006
	(Amounts in thousands)

Net fair value of contracts outstanding at the beginning of the period	$—	$116
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	—	(116)

Unrealized gains in fair value of contracts outstanding at the end of the period	$—	$—

See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $172.7 million for the nine months ended April 30, 2006, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

Ferrell Companies is the sole shareholder of our general partner and owns 18.2 million of our common units. FCI Trading Corp. (“FCI Trading”) is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. Ferrell Propane, Inc. (“Ferrell Propane”) is wholly-owned by our general partner and owns 51 thousand common units. Through Ferrell Companies’ control of FCI Trading and Ferrell Propane, Ferrell Companies beneficially owns 18.4 million common units. James E. Ferrell (“Mr. Ferrell”), the Chairman and Chief Executive Officer of our general partner, beneficially owns 4.2 million common units of Ferrellgas Partners.

During the nine months ended April 30, 2006, Ferrellgas Partners paid common unit distributions of $27.3 million, $0.3 million, $0.1 million and $6.3 million to Ferrell Companies, FCI Trading, Ferrell Propane and Mr. Ferrell, respectively, in connection with the distributions declared by Ferrellgas Partners for the three months ended July 31 and October 31, 2005 and January 31, 2006. Also during the nine months ended April 30, 2006, Ferrellgas Partners paid the general partner distributions of $0.9 million for the three months ended July 31 and October 31, 2005 and January 31, 2006.

Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the prior year period, we entered into transactions with Ferrell International in connection with our risk management activities and did so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions included forward, option and swap contracts and were all reviewed for compliance with the policy. During the nine months ended April 30, 2006, we did not recognize any transactions for sales, purchases or commodity derivatives with Ferrell International. We provide limited accounting services to Ferrell International. During the nine months ended April 30, 2006, we recognized net receipts from providing limited accounting services of $30 thousand. There were no amounts due from or due to Ferrell International at April 30, 2006.

See “Financing Activities” for additional information regarding transactions with related parties.

We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.

We have had no material changes in our contractual obligations since our disclosure in our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A.

See Note B — Summary of significant accounting policies — in our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.

Due to our adoption of SFAS 123(R) during the fiscal year, we now consider stock and unit based compensation expense to be a critical accounting policy and estimate.

We utilize a binomial option valuation tool to compute an estimated fair value of option awards at their grant date. This option valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility for our stock based awards plan, the number of groups of employees participating in our unit and stock based compensation plans, the expected term of unit and stock based awards and the forfeiture rate of unit and stock based awards.

•	Our stock based awards plan grants stock awards out of Ferrell Companies. Ferrell Companies is not a publicly traded company and management does not believe it belongs to a certain industry group. As a result, our volatility computation is highly subjective. If a different volatility factor were used, it could significantly change the fair value assigned to stock based awards at their grant date.

•	Due to the limited number of employees eligible to participate in our unit and stock based plans, management believes we have only one group of employees. If a determination were made that we have multiple groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our unit and stock based awards.

•	We utilize the simplified method to estimate the expected term of our unit and stock based awards. This method could assign a term to our unit and stock based awards that is significantly different from their actual terms. That change could result in a significant difference in the actual fair value assigned to the awards at grant date.

•	We utilize historical forfeiture rates to estimate expected forfeiture rates on our unit and stock based awards grant dates. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our unit and stock based awards.

We have had no other material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A.

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

Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold — propane and other gas liquids sales. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of gross profit found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” as risk management trading activities and are accounted for at fair value.

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

Market, Credit and Liquidity Risk.  New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with over-the-counter traded forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit-related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a potential decline in our credit rating.

Sensitivity Analysis.  We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2006, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities were estimated at $2.3 million for risk management activities as of April 30, 2006. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.

For risk management activities, our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be 100%

effective, therefore, there is no effect on our sensitivity analysis for risk management activities from these hedging transactions. To the extent option contracts are used as hedging instruments for anticipated transactions, we have included the offsetting effect of the anticipated transactions only to the extent the option contracts are in the money, or would become in the money as a result of the 10% hypothetical movement in prices. All other anticipated transactions for risk management activities have been excluded from our sensitivity analysis.

At April 30, 2006, we had $54.4 million in variable rate bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facility would result in a loss in future earnings of $0.5 million for the twelve months ending April 30, 2007. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed by our management, with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective as of April 30, 2006.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2006, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the registrants’ Annual Report on Form 10-K for our fiscal 2005, as amended on Form 10-K/A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On June 6, 2006, we renewed our accounts receivable securitization facility for a 364 day commitment with JP Morgan Chase Bank, N.A. and Fifth Third Bank. The renewed facility allows us to sell between $85.0 million and $160.0 million of accounts receivable, depending on the time of the year and available undivided interest in our accounts receivable from certain customers.

On June 6, 2006, we executed an addendum to the existing unsecured bank credit facility with Bank of America N.A. (the administrative agent) and Deutsche Bank Trust Company Americas to increase the borrowing capacity available under the unsecured bank credit facility from $330.0 million to $365.0 million.

ITEM 6.	EXHIBITS

The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description

2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
3.4	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.5	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.6	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.7	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.8	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).

Exhibit
Number	Description

4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:
$109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006,
$52,000,000 7.12% Senior Notes, Series C, due August 1, 2008,
$82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and
$70,000,000 7.42% Senior Notes, Series E, due August 1, 2013.
Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and
$93,000,000 8.87% Senior Notes, Series C, due August 1, 2009.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.
4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.
4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
4.10	Representations Agreement dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.
4.11	First Amendment to Representations Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.
10.1	Fourth Amended and Restated Credit Agreement dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.
10.2	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.
10.3	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 13, 2004.

Exhibit
Number		Description

10.4		Third Amendment to the Fourth Amended and Restated Credit Agreement dated October 26, 2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2004.
10.5		Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
*10	.6	Lender Addendum dated as of June 6, 2006 by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L. P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent.
10.7		Receivable Interest Sale Agreement dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.
10.8		First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.9		Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 45, 2004.
10.10		Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.
*10	.11	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer.
10.12		Receivables Purchase Agreement dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.
10.13		First Amendment to the Receivables Purchase Agreement dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.14		Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.
10.15		Third Amendment to the Receivables Purchase Agreement dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.
10.16		Fourth Amendment to the Receivables Purchase Agreement dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.

Exhibit
Number		Description

10.17		Fifth Amendment to the Receivables Purchase Agreement dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.
10.18		Sixth Amendment to the Receivables Purchase Agreement dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed June 8, 2005.
*10	.19	Second Amendment and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent.
10.20		Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.
10.21		First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.
10.22		Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.
10.23		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.24		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.
#10	.25	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#10	.26	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#10	.27	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.28	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#10	.29	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.30	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.31	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.
10.32		Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.
*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

Exhibit
Number		Description

*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

By:	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

Date: June 8, 2006

FERRELLGAS PARTNERS FINANCE CORP.

By:	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

Date: June 8, 2006

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

By:	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

Date: June 8, 2006

FERRELLGAS FINANCE CORP.

By:	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief
Financial Officer (Principal
Financial and Accounting Officer)

Date: June 8, 2006

Exhibit Index

Exhibit
Number	Description

2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
3.4	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.5	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.6	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.7	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.8	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).
4.2	Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3	Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:
$109,000,000 6.99% Senior Notes, Series A, due August 1, 2005,
$37,000,000 7.08% Senior Notes, Series B, due August 1, 2006,
$52,000,000 7.12% Senior Notes, Series C, due August 1, 2008,
$82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and
$70,000,000 7.42% Senior Notes, Series E, due August 1, 2013.
Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006,
$70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and
$93,000,000 8.87% Senior Notes, Series C, due August 1, 2009.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.
4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

Exhibit
Number		Description

4.8		Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.
4.9		Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
4.10		Representations Agreement dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.
4.11		First Amendment to Representations Agreement dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.
10.1		Fourth Amended and Restated Credit Agreement dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.
10.2		First Amendment to the Fourth Amended and Restated Credit Agreement dated as of March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.
10.3		Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 13, 2004.
10.4		Third Amendment to the Fourth Amended and Restated Credit Agreement dated October 26, 2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2004.
10.5		Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
*10	.6	Lender Addendum dated as of June 6, 2006 by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L. P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent.
10.7		Receivable Interest Sale Agreement dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.
10.8		First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.9		Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 45, 2004.
10.10		Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.
*10	.11	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer.

Exhibit
Number		Description

10.12		Receivables Purchase Agreement dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.
10.13		First Amendment to the Receivables Purchase Agreement dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.14		Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.
10.15		Third Amendment to the Receivables Purchase Agreement dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.
10.16		Fourth Amendment to the Receivables Purchase Agreement dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.
10.17		Fifth Amendment to the Receivables Purchase Agreement dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.
10.18		Sixth Amendment to the Receivables Purchase Agreement dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed June 8, 2005.
*10	.19	Second Amendment and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent.
10.20		Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.
10.21		First amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.
10.22		Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.
10.23		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

Exhibit
Number		Description

10.24		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.
#10	.25	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#10	.26	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#10	.27	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.28	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#10	.29	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.30	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.31	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.
10.32		Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.
*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.