Form 10-Q
period 2007-04-30
FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP
filed 2007-06-07
CIK 922359, 1012493, 922358, 922360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2007
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
Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P.	Yes ☐	No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.	Yes ☑	No ☐
At May 31, 2007, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	62,957,674	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended April 30, 2007
FORM 10-Q QUARTERLY REPORT
Table of Contents

		Page
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

	Ferrellgas Partners, L.P. and Subsidiaries

	Condensed Consolidated Balance Sheets – April 30, 2007 and July 31, 2006	1

	Condensed Consolidated Statements of Earnings – Three and nine months ended April 30, 2007 and 2006	2

	Condensed Consolidated Statement of Partners’ Capital – Nine months ended April 30, 2007	3

	Condensed Consolidated Statements of Cash Flows – Nine months ended April 30, 2007 and 2006	4

	Notes to Condensed Consolidated Financial Statements	5

	Ferrellgas Partners Finance Corp.

	Condensed Balance Sheets – April 30, 2007 and July 31, 2006	14

	Condensed Statements of Earnings – Three and nine months ended April 30, 2007 and 2006	14

	Condensed Statements of Cash Flows – Nine months ended April 30, 2007 and 2006	15

	Note to Condensed Financial Statements	15

	Ferrellgas, L.P. and Subsidiaries

	Condensed Consolidated Balance Sheets – April 30, 2007 and July 31, 2006	16

	Condensed Consolidated Statements of Earnings – Three and nine months ended April 30, 2007 and 2006	17

	Condensed Consolidated Statement of Partners’ Capital – Nine months ended April 30, 2007	18

	Condensed Consolidated Statements of Cash Flows – Nine months ended April 30, 2007 and 2006	19

	Notes to Condensed Consolidated Financial Statements	20

	Ferrellgas Finance Corp.

	Condensed Balance Sheets – April 30, 2007 and July 31, 2006	28

	Condensed Statements of Earnings – Three and nine months ended April 30, 2007 and 2006	28

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	April 30,	July 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$23,830	$16,525
Accounts and notes receivable, net	146,171	116,369
Inventories	98,684	154,613
Prepaid expenses and other current assets	18,828	15,334

Total current assets	287,513	302,841

Property, plant and equipment, net	729,490	740,101
Goodwill	249,325	246,050
Intangible assets, net	251,216	248,546
Other assets, net	18,443	11,962

Total assets	$1,535,987	$1,549,500

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$64,250	$82,212
Short-term borrowings	33,006	52,647
Other current liabilities	102,326	140,738

Total current liabilities	199,582	275,597

Long-term debt	1,003,811	983,545
Other liabilities	20,585	19,178
Contingencies and commitments (Note I)	—	—
Minority interest	5,870	5,435

Partners’ capital:
Common unitholders (62,952,174 and 60,885,784 units outstanding at April 30, 2007 and July 31, 2006, respectively)	356,077	321,194
General partner (635,881 and 615,008 units outstanding at April 30, 2007 and July 31, 2006, respectively)	(56,477)	(56,829)
Accumulated other comprehensive income	6,539	1,380

Total partners’ capital	306,139	265,745

Total liabilities and partners’ capital	$1,535,987	$1,549,500

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Revenues:
Propane and other gas liquids sales	$531,816	$466,832	$1,458,732	$1,400,631
Other	92,346	59,194	204,616	163,561

	624,162	526,026	1,663,348	1,564,192

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	341,593	288,364	956,288	919,626
Cost of product sold — other	72,118	43,319	142,039	101,788
Operating expense	97,369	95,085	287,224	281,894
Depreciation and amortization expense	22,245	21,138	65,936	63,864
General and administrative expense	11,829	12,326	32,877	34,793
Equipment lease expense	6,675	6,506	19,773	20,723
Employee stock ownership plan compensation charge	2,721	2,597	8,301	7,521
Loss on disposal of assets and other	3,097	2,881	9,592	5,518

Operating income	66,515	53,810	141,318	128,465

Interest expense	(21,534)	(20,778)	(66,243)	(62,893)
Interest income	981	557	2,871	1,465

Earnings before income taxes and minority interest	45,962	33,589	77,946	67,037

Income tax expense	1,752	2,271	3,634	2,971
Minority interest	507	377	933	829

Net earnings	43,703	30,941	73,379	63,237

Net earnings available to general partner unitholder	1,860	309	734	632

Net earnings available to common unitholders	$41,843	$30,632	$72,645	$62,605

Basic and diluted net earnings available to common unitholders	$0.66	$0.51	$1.16	$1.04
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive income (loss)
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital
Balance at July 31, 2006	60,885.8	615.0	$321,194	$(56,829)	$2,126	$21	$(767)	$265,745

Contributions in connection with ESOP and stock-based compensation charges	—	—	9,277	93	—	—	—	9,370

Common unit distributions	—	—	(94,323)	(952)	—	—	—	(95,275)

Common units issued	1,891.9	19.1	43,765	442	—	—	—	44,207

Common unit options exercised	50.0	0.5	903	9	—	—	—	912

Common units issued in connection with acquisitions, net of issuance costs	124.5	1.3	2,616	26	—	—	—	2,642

Comprehensive income:
Net earnings	—	—	72,645	734	—	—	—	73,379
Other comprehensive income (loss):
Net gain on risk management derivatives	—	—	—	—	7,273	—	—
Reclassification of derivatives to earnings	—	—	—	—	(2,126)	—	—
Foreign currency translation adjustments	—	—	—	—	—	(52)	—
Tax effect on foreign currency translation adjustments						(1)
Pension liability adjustment							65	5,159

Comprehensive income								78,538

Balance at April 30, 2007	62,952.2	635.9	$356,077	$(56,477)	$7,273	$(32)	$(702)	$306,139

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months
	ended April 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$73,379	$63,237
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	65,936	63,864
Employee stock ownership plan compensation charge	8,301	7,521
Stock-based compensation charge	1,165	1,581
Loss on disposal of assets	3,935	303
Loss on transfer of accounts receivable related to the accounts receivable securitization	8,699	8,171
Minority interest	933	829
Other	2,660	5,590
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(70,083)	(77,885)
Inventories	56,107	(11,086)
Prepaid expenses and other current assets	1,532	(127)
Accounts payable	(19,481)	11,054
Other current liabilities	(33,353)	(13,706)
Other liabilities	1,558	(30)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	100,000	102,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	971,022	976,608
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,035,022)	(1,044,608)

Net cash provided by operating activities	137,288	93,316

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(31,055)	(13,500)
Capital expenditures	(35,813)	(29,207)
Proceeds from sale of assets	7,069	15,734
Other	(4,902)	(4,211)

Net cash used in investing activities	(64,701)	(31,184)

Cash flows from financing activities:
Distributions	(95,275)	(91,447)
Issuance of common units, net of issuance costs of $304	44,241	—
Proceeds from increase in long-term debt	65,241	28,748
Reductions in long-term debt	(59,914)	(1,773)
Net (reductions) additions to short-term borrowings	(19,641)	5,852
Cash paid for financing costs	(171)	(226)
Minority interest activity	(1,092)	(1,056)
Proceeds from exercise of common unit options	912	1,957
Cash contributions from general partner	470	16

Net cash used in financing activities	(65,229)	(57,929)

Effect of exchange rate changes on cash	(53)	(18)

Increase in cash and cash equivalents	7,305	4,185
Cash and cash equivalents — beginning of year	16,525	20,505

Cash and cash equivalents — end of period	$23,830	$24,690

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007
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

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes, as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2006.

B.	Summary of significant accounting policies
(1) Nature of operations:
The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2007 and 2006 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
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

(3) Supplemental cash flow information:

	For the nine months ended
	April 30,
	2007	2006
CASH PAID FOR:
Interest	$63,917	$59,393
Income taxes	$2,877	$609
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$2,751	$5,637
Issuance of liabilities in connection with acquisitions	$2,331	$2,290
Property, plant and equipment additions	$1,519	$1,213
(4) New accounting standards:
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Ferrellgas is currently evaluating the potential impact of this statement.
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as either an asset or liability in the statement of financial position and to recognize changes in that funded status through other comprehensive income. This statement also requires companies to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end. The recognition provisions of this statement are effective as of the end of fiscal years ending after December 15, 2006, while the measurement date provisions are effective as of the end of fiscal years ending after December 15, 2008. Ferrellgas does not believe the adoption of either provision of this statement will have a significant impact on its financial position, results of operations and cash flows.
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
Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), provides guidance on the quantification of prior year misstatements. SAB 108 requires that registrants use both the income statement (roll-over) approach and the balance sheet (iron curtain) approach when evaluating the materiality of a misstatement and contains guidance for correcting the errors under this dual approach. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged. Ferrellgas does not believe the adoption of SAB 108 will have a significant impact on its financial position, results of operations and cash flows.
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

Ferrellgas recognizes the non-cash compensation charges resulting from all share-based payment transactions in the condensed consolidated statements of earnings as follows:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Operating expense	$153	$106	$300	$358
General and administrative expense	346	240	865	1,223

	$499	$346	$1,165	$1,581

Ferrellgas Partners Unit Option Plan (“UOP”)
There have been no awards granted pursuant to the UOP since fiscal 2001. During the three and nine months ended April 30, 2007, no compensation charge relating to the UOP was recognized as all options currently outstanding are fully vested. During the three and nine months ended April 30, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million and $0.3 million, respectively. A summary of option activity under the UOP as of April 30, 2007 is presented below:

			Weighted-
			average
		Weighted	remaining
		average	contractual	Aggregate
	Number of	exercise	term	intrinsic value
	Units	price	(in years)	(in thousands)

Outstanding, August 1, 2006	148,200	$18.43
Exercised	(50,000)	18.05
Forfeited	(9,650)	20.37

Outstanding, April 30, 2007	88,550	18.43	2.87	$448

Options exercisable, April 30, 2007	88,550	18.43	2.87	$448
Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)
The ICP is not a Ferrellgas stock-compensation plan. However, in accordance with Ferrellgas’ partnership agreements, all employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-cash compensation charge from Ferrell Companies as they account for their plan in accordance with SFAS 123(R). During the three months ended April 30, 2007 and 2006, the portion of the total non-cash compensation charge relating to the ICP was $0.5 million and $0.2 million, respectively. During the nine months ended April 30, 2007 and 2006, the portion of the total non-cash compensation charge relating to the ICP was $1.2 million and $1.3 million, respectively.

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

During the nine months ended April 30, 2007, Ferrellgas acquired propane distribution assets with an aggregate value of $35.5 million in eight transactions.

These acquisitions were funded by $31.1 million in cash payments, the issuances of $2.4 million of liabilities and other costs and considerations, and $2.0 million of common units, net of issuance costs.

The aggregate fair values of these eight transactions were allocated as follows:

Customer tanks, buildings and land	$11,404
Non-compete agreements	2,051
Customer lists	17,784
Goodwill	3,499
Working capital	712

$35,450

During the nine months ended April 30, 2007, Ferrellgas issued $0.6 million of common units to satisfy liabilities related to prior year acquisitions.
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

	April 30,	July 31,
	2007	2006
Retained interest	$24,594	$16,373
Accounts receivable transferred	$132,500	$87,500
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $5.0 million of its trade accounts receivable at April 30, 2007.

Other accounts receivable securitization disclosures consist of the following items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Net non-cash activity	$992	$761	$2,573	$2,191
Bad debt expense	$—	$259	$202	$525
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.3% and 6.0% as of April 30, 2007 and July 31, 2006, respectively.
F.	Supplemental financial statement information

Inventories consist of:

	April 30,	July 31,
	2007	2006
Propane gas and related products	$74,269	$130,644
Appliances, parts and supplies	24,415	23,969

	$98,684	$154,613

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of April 30, 2007, Ferrellgas had committed, for supply procurement purposes, to make net delivery of approximately 13.1 million gallons of propane at fixed prices.
Loss on disposal of assets and other consist of:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Loss on disposal of assets	$1,471	$1,334	$3,935	$303
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,915	2,787	8,699	8,171
Service income related to the accounts receivable securitization	(1,289)	(1,240)	(3,042)	(2,956)

	$3,097	$2,881	$9,592	$5,518

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Operating expense	$44,913	$35,031	$122,308	$114,498
Depreciation and amortization expense	1,282	1,389	4,008	4,348
Equipment lease expense	6,003	5,867	17,661	18,390

	$52,198	$42,287	$143,977	$137,236

Other current liabilities consist of:

	April 30,	July 31,
	2007	2006
Accrued interest	$25,393	$24,800
Accrued payroll	18,615	18,724
Current portion of long-term debt	2,426	14,758
Customer deposits and advances	17,428	45,837
Other	38,464	36,619

	$102,326	$140,738

G.	Long-term debt

Long-term debt consists of:

	April 30,	July 31,
	2007	2006
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013	$204,000	$241,000
Fixed rate, 8.75%, due 2012, net of unamortized premium	269,943	270,229
Fixed rate, Series B-C, ranging from 8.78% to 8.87%, due 2007-2009	163,000	184,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,368	249,300

Credit agreement, variable interest rates, expiring 2010	110,694	45,453

Notes payable, due 2007 to 2016, net of unamortized discount	9,177	8,238

Capital lease obligations	55	83

	1,006,237	998,303

Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,426	14,758

	$1,003,811	$983,545

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
On August 18, 2006, the operating partnership executed a Commitment Increase Agreement to its Fifth Amended and Restated Credit Agreement dated April 22, 2005, increasing the borrowing capacity available under the unsecured bank credit facility from $365.0 million to $375.0 million. As of April 30, 2007, Ferrellgas had total borrowings outstanding under the unsecured bank credit facility of $143.7 million. Ferrellgas classified $33.0 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 7.48%. As of July 31, 2006, Ferrellgas had total borrowings outstanding under the unsecured bank credit facility of $98.1 million. Ferrellgas classified $52.6 million of this amount as short term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.67%.

H.	Partners’ capital

Common unit issuances

On August 29, 2006, Ferrellgas received proceeds of $44.1 million, net of issuance costs, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas’ Direct Investment Plan. Ferrellgas used the net proceeds to reduce borrowings outstanding under the unsecured bank credit facility.

Partnership distributions

Ferrellgas Partners has paid the following distributions:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Public common unit holders	$19,165	$18,905	$57,392	$56,561
Ferrell Companies (1)	10,040	9,094	30,121	27,283
FCI Trading Corp. (2)	98	98	294	294
Ferrell Propane, Inc. (3)	26	26	77	77
James E. Ferrell (4)	2,146	2,116	6,438	6,318
General partner	318	305	953	914

	$31,793	$30,544	$95,275	$91,447

(1)	Ferrell Companies is the owner of the general partner and a 32% owner of Ferrellgas’ common units and thus a related party.

(2)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of the general partner and thus a related party.
On March 16, 2007, December 15, 2006 and September 14, 2006, Ferrellgas Partners paid cash distributions of $0.50 per common unit for each of the three months ended January 31, 2007, October 31 and July 31, 2006, respectively. On May 22, 2007, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2007, which is expected to be paid on June 14, 2007. Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,146
General partner	318
I.	Contingencies

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

Below is a calculation of the basic and diluted earnings per common unit in the condensed consolidated statements of earnings for the periods indicated. In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Although the dilutive effect of EITF 03-6 on basic net earnings per common unit was $0.03 for the three months ended April 30, 2007, due to the seasonality of the propane business, the dilutive effect of EITF 03-6 typically impacts only the three months ending January 31. There was not a dilutive effect of EITF 03-6 on basic net earnings per limited partner unit for the three months ended April 30, 2006 and the nine months ended April 30, 2007 and 2006.

In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Net earnings available to common unitholders	$41,843	$30,632	$72,645	$62,605

(in thousands)

Weighted average common units outstanding	62,950.4	60,483.8	62,688.2	60,346.3

Dilutive securities	17.9	32.1	17.6	31.6

Weighted average common units outstanding plus dilutive securities	62,968.3	60,515.9	62,705.8	60,377.9

Basic and diluted earnings per common unit available to common unitholders	$0.66	$0.51	$1.16	$1.04

K.	Transactions with related parties

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

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Operating expense	$53,144	$52,795	$155,046	$155,791
General and administrative expense	6,147	5,467	19,053	16,921
Operations
Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the nine months ended April 30, 2006, Ferrellgas provided limited accounting services for Ferrell International and recognized $30 thousand of receipts for providing these services.
During February 2007, Ferrellgas made a payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim (“Mr. Prim”), who is a member of the general partner’s Board of Directors.
During April 2007, a payment of $1.0 million was made to Mr. Prim in accordance with the employment agreement entered into between Mr. Prim and Ferrellgas’ general partner for his employment as Special Advisor to the Chief Executive Officer, which ended in February 2007. Mr. Prim continues to serve on the general partner’s Board of Directors.
L.	Subsequent events

During May 2007, the operating partnership entered into a new unsecured bank credit facility with additional borrowing capacity of up to $150.0 million which matures on August 1, 2009.

During May 2007, the operating partnership renewed its accounts receivable securitization facility for a 364-day commitment with JP Morgan Chase Bank, N.A. and Fifth Third Bank. The renewed facility allows the operating partnership to sell up to $160.0 million of accounts receivable, depending on the available undivided interest in the operating partnership’s accounts receivable from certain customers.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	April 30,	July 31,
	2007	2006
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	3,818	3,713

Accumulated deficit	(3,818)	(3,713)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2007	2006	2007	2006
General and administrative expense	$60	$—	$105	$105

Net loss	$(60)	$—	$(105)	$(105)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the nine months ended
	April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(105)	$(105)

Cash used in operating activities	(105)	(105)

Cash flows from financing activities:
Capital contribution	105	105

Cash provided by financing activities	105	105

Change in cash	—	—
Cash – beginning of period	1,000	1,000

Cash – end of period	$1,000	$1,000

     See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2007
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

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30,	July 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$23,689	$14,875
Accounts and notes receivable, net	146,171	116,369
Inventories	98,684	154,613
Prepaid expenses and other current assets	18,122	14,664

Total current assets	286,666	300,521

Property, plant and equipment, net	729,490	740,101
Goodwill	249,325	246,050
Intangible assets, net	251,216	248,546
Other assets, net	15,783	8,833

Total assets	$1,532,480	$1,544,051

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$64,250	$82,212
Short-term borrowings	33,006	52,647
Other current liabilities	93,433	136,788

Total current liabilities	190,689	271,647

Long-term debt	733,868	713,316
Other liabilities	20,535	19,178
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	574,979	533,095
General partner	5,870	5,435
Accumulated other comprehensive income	6,539	1,380

Total partners’ capital	587,388	539,910

Total liabilities and partners’ capital	$1,532,480	$1,544,051

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenues:
Propane and other gas liquids sales	$531,816	$466,832	$1,458,732	$1,400,631
Other	92,346	59,194	204,616	163,561

	624,162	526,026	1,663,348	1,564,192

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	341,593	288,364	956,288	919,626
Cost of product sold — other	72,118	43,319	142,039	101,788
Operating expense	97,294	95,023	287,024	281,707
Depreciation and amortization expense	22,245	21,138	65,936	63,864
General and administrative expense	11,829	12,326	32,877	34,793
Equipment lease expense	6,675	6,506	19,773	20,723
Employee stock ownership plan compensation charge	2,721	2,597	8,301	7,521
Loss on disposal of assets and other	3,097	2,881	9,592	5,518

Operating income	66,590	53,872	141,518	128,652

Interest expense	(15,608)	(14,852)	(48,417)	(45,120)
Interest income	981	557	2,871	1,465

Earnings before income taxes	51,963	39,577	95,972	84,997

Income tax expense	1,752	2,271	3,634	2,971

Net earnings	$50,211	$37,306	$92,338	$82,026

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital
Balance at July 31, 2006	$533,095	$5,435	$2,126	$21	$(767)	$539,910

Contributions in connection with ESOP and stock-based compensation charges	9,370	96	—	—	—	9,466

Quarterly distribution	(107,000)	(1,092)	—	—	—	(108,092)

Cash contributed by Ferrellgas Partners and the general partner	46,100	470	—	—	—	46,570

Net assets contributed by Ferrellgas Partners and cash contributed by the general partner in connection with acquisitions	2,009	28	—	—	—	2,037

Comprehensive income:
Net earnings	91,405	933	—	—	—	92,338
Other comprehensive income (loss):
Net gain on risk management derivatives	—	—	7,273	—	—
Reclassification of derivatives to earnings	—	—	(2,126)	—	—
Foreign currency translation adjustments	—	—	—	(52)	—
Tax effect on foreign currency translation adjustments	—	—	—	(1)	—
Pension liability adjustment	—	—	—	—	65	5,159

Comprehensive income						97,497

Balance at April 30, 2007	$574,979	$5,870	$7,273	$(32)	$(702)	$587,388

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months
	ended April 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$92,338	$82,026
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	65,936	63,864
Employee stock ownership plan compensation charge	8,301	7,521
Stock-based compensation charge	1,165	1,581
Loss on disposal of assets	3,935	303
Loss on transfer of accounts receivable related to the accounts receivable securitization	8,699	8,171
Other	2,477	5,408
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(70,083)	(77,885)
Inventories	56,107	(11,086)
Prepaid expenses and other current assets	1,568	(91)
Accounts payable	(19,481)	11,054
Other current liabilities	(39,066)	(19,569)
Other liabilities	1,558	(30)
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	100,000	102,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	971,022	976,608
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,035,022)	(1,044,608)

Net cash provided by operating activities	149,454	105,267

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(31,082)	(13,550)
Capital expenditures	(35,813)	(29,207)
Proceeds from asset sales	7,069	15,734
Other	(4,902)	(4,207)

Net cash used in investing activities	(64,728)	(31,230)

Cash flows from financing activities:
Distributions	(108,092)	(104,519)
Cash contributions from partners	46,570	1,554
Proceeds from increase in long-term debt	65,241	28,748
Reductions in long-term debt	(59,914)	(1,773)
Net (reductions) additions to short-term borrowings	(19,641)	5,852
Cash paid for financing costs	(23)	—

Net cash used in financing activities	(75,859)	(70,138)

Effect of exchange rate changes on cash	(53)	(18)

Increase in cash and cash equivalents	8,814	3,881
Cash and cash equivalents — beginning of period	14,875	20,191

Cash and cash equivalents — end of period	$23,689	$24,072

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007
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

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments, that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes, as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2006.

B.	Summary of significant accounting policies
(1) Nature of operations:
Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2007 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia and Puerto Rico.
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

(3) Supplemental cash flow information:

	For the nine months ended
	April 30,
	2007	2006
CASH PAID FOR:
Interest	$52,192	$47,665
Income taxes	$2,877	$609
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$2,009	$6,335
Issuance of liabilities in connection with acquisitions	$2,331	$1,596
Property, plant and equipment additions	$1,519	$1,213
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
Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), provides guidance on the quantification of prior year misstatements. SAB 108 requires that registrants use both the income statement (roll-over) approach and the balance sheet (iron curtain) approach when evaluating the materiality of a misstatement and contains guidance for correcting the errors under this dual approach. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged. Ferrellgas, L.P. does not believe the adoption of SAB 108 will have a significant impact on its financial position, results of operations and cash flows.
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

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Operating expense	$153	$106	$300	$358
General and administrative expense	346	240	865	1,223

	$499	$346	$1,165	$1,581

Ferrellgas Partners Unit Option Plan (“UOP”)
There have been no awards granted pursuant to the UOP since fiscal 2001. During the three and nine months ended April 30, 2007, no compensation charge relating to the UOP was recognized as all options currently outstanding are fully vested. During the three and nine months ended April 30, 2006, the portion of the total non-cash compensation charge relating to the UOP was $0.1 million and $0.3 million, respectively.
Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)
During the three months ended April 30, 2007 and 2006, the portion of the total non-cash compensation charge relating to the ICP was $0.5 million and $0.2 million, respectively. During the nine months ended April 30, 2007 and 2006, the portion of the total non-cash compensation charge relating to the ICP was $1.2 million and $1.3 million, respectively.
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

During the nine months ended April 30, 2007, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $35.5 million in eight transactions.

These acquisitions were funded by $31.1 million in cash payments, the contribution of net assets of $2.0 million from Ferrellgas Partners, and the issuance of $2.4 million of liabilities and other costs and other considerations.

The aggregate fair values of these eight transactions were allocated as follows:

Customer tanks, buildings and land	$11,404
Non-compete agreements	2,051
Customer lists	17,784
Goodwill	3,499
Working capital	712

$35,450

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

	April 30,	July 31,
	2007	2006
Retained interest	$24,594	$16,373
Accounts receivable transferred	$132,500	$87,500
The retained interest was classified as accounts and notes receivable on the condensed consolidated balance sheets. Ferrellgas, L.P. had the ability to transfer, at its option, an additional $5.0 million of its trade accounts receivable at April 30, 2007.
Other accounts receivable securitization disclosures consist of the following items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Net non-cash activity	$992	$761	$2,573	$2,191
Bad debt expense	$—	$259	$202	$525
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables. The weighted average discount rate used to value the retained interest in the transferred receivables was 5.3% and 6.0% as of April 30, 2007 and July 31, 2006, respectively.
F.	Supplemental financial statement information

Inventories consist of:

	April 30,	July 31,
	2007	2006
Propane gas and related products	$74,269	$130,644
Appliances, parts and supplies	24,415	23,969

	$98,684	$154,613

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All fixed price contracts have terms of fewer than 24 months. As of April 30, 2007, Ferrellgas, L.P. had committed, for supply procurement purposes, to make net delivery of approximately 13.1 million gallons of propane at fixed prices.

Loss on disposal of assets and other consists of:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Loss on disposal of assets	$1,471	$1,334	$3,935	$303
Loss on transfer of accounts receivable related to the accounts receivable securitization	2,915	2,787	8,699	8,171
Service income related to the accounts receivable securitization	(1,289)	(1,240)	(3,042)	(2,956)

	$3,097	$2,881	$9,592	$5,518

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Operating expense	$44,913	$35,031	$122,308	$114,498
Depreciation and amortization expense	1,282	1,389	4,008	4,348
Equipment lease expense	6,003	5,867	17,661	18,390

	$52,198	$42,287	$143,977	$137,236

Other current liabilities consist of:

	April 30,	July 31,
	2007	2006
Accrued interest	$16,534	$21,804
Accrued payroll	18,615	18,724
Current portion of long-term debt	2,426	14,758
Customer deposits and advances	17,428	45,837
Other	38,430	35,665

	$93,433	$136,788

G.	Long-term debt

Long-term debt consists of:

	April 30,	July 31,
	2007	2006
Senior notes
Fixed rate, Series C-E, ranging from 7.12% to 7.42% due 2008-2013	$204,000	$241,000
Fixed rate, Series B-C, ranging from 8.78% to 8.87%, due 2007-2009	163,000	184,000
Fixed rate, 6.75% due 2014, net of unamortized discount	249,368	249,300

Credit agreement, variable interest rates, expiring 2010	110,694	45,453

Notes payable, due 2007 to 2016, net of unamortized discount	9,177	8,238

Capital lease obligations	55	83

	736,294	728,074

Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	2,426	14,758

	$733,868	$713,316

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
On August 18, 2006, Ferrellgas L.P. executed a Commitment Increase Agreement to its Fifth Amended and Restated Credit Agreement dated April 22, 2005 increasing the borrowing capacity available under the unsecured bank credit facility from $365.0 million to $375.0 million. As of April 30, 2007, Ferrellgas L.P. had total borrowings outstanding under the unsecured bank credit facility of $143.7 million. Ferrellgas, L.P. classified $33.0 million of this amount as short term borrowings since it was used to fund working capital needs that management intends to pay down within the next 12 months. These borrowings have a weighted average interest rate of 7.48%. As of July 31, 2006, Ferrellgas, L.P. had total borrowings outstanding under the unsecured bank credit facility of $98.1 million. Ferrellgas, L.P. classified $52.6 million of this amount as short term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 7.67%.
H.	Partners’ capital

Partnership contributions

On August 29, 2006, Ferrellgas, L.P. received cash contributions of $46.1 million from Ferrellgas Partners and the general partner. The proceeds were used to reduce borrowings outstanding under the unsecured bank credit facility.

Partnership distributions

Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $107.0 million and $1.1 million, respectively, during the nine months ended April 30, 2007. On May 22, 2007, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $43.5 million and $0.4 million, respectively.

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

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2007	2006	2007	2006
Operating expense	$53,144	$52,795	$155,046	$155,791
General and administrative expense	6,147	5,467	19,053	16,921
Operations
Ferrell International Limited (“Ferrell International”) is beneficially owned by James E. Ferrell, the Chairman and Chief Executive Officer of the general partner, and thus is an affiliate. During the nine months ended April 30, 2006, Ferrellgas, L.P. provided limited accounting services for Ferrell International and recognized $30 thousand of receipts for providing these services.
During February 2007, Ferrellgas, L.P. made a payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim (“Mr. Prim”), who is a member of the general partner’s Board of Directors.

During April 2007, a payment of $1.0 million was made to Mr. Prim in accordance with the employment agreement entered into between Mr. Prim and Ferrellgas’ general partner for his employment as Special Advisor to the Chief Executive Officer which ended in February 2007. Mr. Prim continues to serve on the general partner’s Board of Directors.
K.	Subsequent events
During May 2007, Ferrellgas, L.P. entered into a new unsecured bank credit facility with additional borrowing capacity of up to $150.0 million which matures on August 1, 2009.
During May 2007, Ferrellgas, L.P. renewed its accounts receivable securitization facility for a 364-day commitment with JP Morgan Chase Bank, N.A. and Fifth Third Bank. The renewed facility allows the operating partnership to sell up to $160.0 million of accounts receivable, depending on the available undivided interest in the operating partnership’s accounts receivable from certain customers.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	April 30	July 31,
	2007	2006
ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	1,881	1,776

Accumulated deficit	(1,881)	(1,776)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months ended		For the nine months ended
	April 30,		April 30,
	2007	2006	2007	2006
General and administrative expense	$105	$105	$105	$105

Net loss	$(105)	$(105)	$(105)	$(105)

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the nine months ended
	April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(105)	$(105)

Cash used in operating activities	(105)	(105)

Cash flows from financing activities:
Capital contribution	105	105

Cash provided by financing activities	105	105

Change in cash	—	—
Cash – beginning of period	1,000	1,000

Cash – end of period	$1,000	$1,000

     See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2007
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
     Some of our forward-looking statements include the following:
•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	the expectation that revenues — propane and other gas liquids sales, cost of product sold – propane and other gas liquids sales will increase, while operating loss and net loss will decrease during the fourth quarter of fiscal 2007 as compared to the same period during fiscal 2006.
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
•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units in several transactions during fiscal 2006 and 2007.
Results of Operations
Three months ended April 30, 2007 compared to April 30, 2006

			Favorable
(amounts in thousands)			(unfavorable)
Three months ended April 30,	2007	2006	variance
Propane sales volumes (gallons)	244,407	231,186	13,221	6%

Propane and other gas liquids sales	$531,816	$466,832	$64,984	14%
Gross margin from propane and other gas liquids sales (a)	190,223	178,468	11,755	7%
Operating income	66,515	53,810	12,705	24%
Interest expense	21,534	20,778	(756)	(4)%

(a)	Gross margin from propane and other gas liquids sales represents Propane and other gas liquids sales less Cost of product sold – propane and other gas liquids sales.
     Propane sales volume during the three months ended April 30, 2007 increased 13.2 million gallons compared to the prior year period. This increase in sales volume was primarily due to weather during the three months ended April 30, 2007 being 6% colder than the three months ended April 30, 2006, as well as gallons gained through acquisitions completed during the last 12 months. We believe this increase in gallons sold was partially offset by customer conservation. The wholesale market price of propane has increased 9% since the prior year period and has increased 25% since the third quarter of fiscal 2005. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.04 and $0.95 per gallon during the three months ended April 30, 2007 and 2006, respectively, compared to an average price of $0.83 per gallon during the three months ended April 30, 2005.
     Propane and other gas liquids sales increased $65.0 million compared to the prior year period. Approximately $23.7 million of this increase was due to an increase in lower-margin wholesale sales, $18.6 million was due to colder weather as discussed above, $18.0 million was due to the effect of increased sales price per gallon and $7.8 million related to acquisitions completed during the last 12 months. We believe these increases were partially offset by customer conservation compared to the prior year period.
     Gross margin from propane and other gas liquids sales increased $11.8 million compared to the prior year period. Approximately $7.1 million of this increase was due to colder weather as discussed above, $3.5 million was due to acquisitions completed during the last 12 months and $3.0 million due to improved margins per gallon. We believe these increases were partially offset by customer conservation compared to the prior year period.
     Operating income increased $12.7 million compared to the prior year period primarily due to the previously mentioned gross margin from propane and other gas liquids sales which increased $11.8 million and margins related to other revenue which increased $4.4 million. These increases were partially offset by an increase in operating expense of $2.3 million. Margins related to other revenue increased primarily due to increased margins on propane appliances and equipment sales. Operating expense increased primarily due to acquisitions completed during the last 12 months and internal growth.
     Interest expense increased $0.8 million primarily due to increased borrowings on our unsecured bank credit facility primarily to fund acquisition and growth capital expenditures, partially offset by retirement of a portion of our fixed rate senior notes during the first quarter of fiscal 2007.
Interest expense of the operating partnership
     Interest expense increased $0.8 million primarily due to increased borrowings on our unsecured bank credit facility primarily to fund acquisition and growth capital expenditures, partially offset by retirement of a portion of our fixed rate senior notes during the first quarter of fiscal 2007.
Nine months ended April 30, 2007 compared to April 30, 2006

			Favorable
(amounts in thousands)			(unfavorable)
Nine months ended April 30,	2007	2006	Variance
Propane sales volumes (gallons)	681,567	681,885	(318)	—%

Propane and other gas liquids sales	$1,458,732	$1,400,631	$58,101	4%
Gross margin from propane and other gas liquids sales (a)	502,444	481,005	21,439	4%
Operating income	141,318	128,465	12,853	10%
Interest expense	66,243	62,893	(3,350)	(5)%

(a)	Gross margin from propane and other gas liquids sales represents Propane and other gas liquids sales less Cost of product sold – propane and other gas liquids sales.
     Propane sales volume during the nine months ended April 30, 2007 were consistent with the prior year period. Weather during the nine months ended April 30, 2007 was 7% colder than the prior year period. This colder weather combined with gallons gained through acquisitions completed during the last 12 months increased propane sales volumes, which we believe were offset by customer conservation. Although the wholesale market price of propane has remained consistent since the prior year nine month average period, the wholesale market price has increased 22% since the third quarter nine month average of fiscal 2005. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas averaged $1.00 and $1.01 per gallon during the nine months ended April 30, 2007 and 2006, respectively, compared to an average price of $0.82 per gallon during the nine months ended April 30, 2005.
     Propane and other gas liquids sales increased $58.1 million compared to the prior year period. Approximately $55.9 million of this increase was due to colder weather as discussed above, $45.2 million was due to the effect of increased sales price per gallon, $19.7 million was due to acquisitions completed during the last 12 months and a $12.2 million increase in lower-margin wholesale sales and other third-parties. We believe these increases were partially offset by customer conservation as discussed above.
     Gross margin from propane and other gas liquids sales increased $21.4 million compared to the prior year period. Approximately $24.9 million of this increase was due to improved margins per gallon, $19.6 million of this increase was due to colder weather discussed above, and $8.6 million due to acquisitions completed during the last 12 months. We believe these increases were partially offset by customer conservation as discussed above.
     Operating income increased $12.9 million compared to the prior year period primarily due to the previously mentioned gross margin from propane and other gas liquids sales which increased $21.4 million. This increase in operating income was partially offset by a $5.3 million increase in operating expense and a $4.1 million increase in loss on disposal of assets and other. Operating expense increased primarily due to acquisitions completed during the last 12 months and internal growth. Loss on disposal of assets and other increased primarily due to a gain on the sale of non-strategic assets in the prior year period that was not repeated in the current year period.
     Interest expense increased $3.4 million primarily due to increased borrowings on our unsecured bank credit facility primarily to fund acquisition and growth capital expenditures, partially offset by retirement of a portion of our fixed rate senior notes during the first quarter of fiscal 2007.
Interest expense of the operating partnership
     Interest expense increased $3.3 million primarily due to increased borrowings on our unsecured bank credit facility primarily to fund acquisition and growth capital expenditures, partially offset by retirement of a portion of our fixed rate senior notes during the first quarter of fiscal 2007.
Forward-looking statements
     We expect increases during the remainder of fiscal 2007 for revenue — propane and other gas liquids sales, cost of product sold – propane and other gas liquids sales and reductions in operating loss and net loss in the fourth fiscal quarter of fiscal 2007 as compared to the same period during fiscal 2006.
Liquidity and Capital Resources
General
     Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, acquisition and capital expenditures. The minimum quarterly distribution of $0.50 expected to be paid on June 14, 2007 to all common units that were outstanding on June 7, 2007, represents the fifty-first consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
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
     As of April 30, 2007, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2007 and in fiscal 2008. However, we may not meet the applicable financial tests in future quarters if we were to experience:
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
     We expect our future capital expenditures, working capital and debt service needs to be provided by a combination of cash generated from future operations, existing cash balances, our bank credit facilities or our accounts receivable securitization facility. See additional information about our accounts receivable securitization facility in “Operating Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.
     Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:
•	a shelf registration statement for the periodic sale of common units, debt securities and/or other securities. Ferrellgas Partners Finance Corp. may, at our election, be the co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement;

•	an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions. As of May 31, 2007 we had $240.0 million available under this shelf agreement; and

•	a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan. As of May 31, 2007 we had $200.0 million available under this shelf agreement.

Operating Activities
     Net cash provided by operating activities was $137.3 million for the nine months ended April 30, 2007, compared to net cash provided by operating activities of $93.3 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $26.5 million improvement in working capital, a $13.9 million increase in cash flow from operations and a $2.0 million increase in cash flow from the utilization of our accounts receivable securitization facility. The improvement in working capital was primarily due to the timing of inventory purchases and collections on accounts receivable, which was partially offset by the timing of accounts payable disbursements, and decreases in customer deposits and advances. The increase in cash flow from operations was primarily due to improved results of operations as discussed above.
Accounts receivable securitization
     Cash flows from our accounts receivable securitization facility increased $2.0 million. We received net funding of $36.0 million from this facility during the nine months ended April 30, 2007 as compared to $34.0 million in the prior year period.
     Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowing under the operating partnership’s bank credit facilities. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities – Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $160.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective May 31, 2007, for a 364-day commitment with JPMorgan Chase Bank, N.A. and Fifth Third Bank. At April 30, 2007, we had transferred $132.5 million of our trade accounts receivable with the ability to transfer, at our option, an additional $5.0 million to the accounts receivable securitization facility. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.
The operating partnership
     Net cash provided by operating activities was $149.5 million for the nine months ended April 30, 2007, compared to net cash provided by operating activities of $105.3 million for the prior year period This increase in cash provided by operating activities was primarily due to a $26.6 million improvement in working capital, a $14.0 million increase in cash flows from operations and $2.0 million increase in cash flow from the utilization of our accounts receivable securitization facility. The improvement in working capital was primarily due to the timing of inventory purchases and collections on accounts receivable, which was partially offset by the timing of accounts payable disbursements, and decreases in customer deposits and advances. The increase in cash flow from operations was primarily due to improved results of operations as discussed above.
Investing Activities
     During the nine months ended April 30, 2007, net cash used in investing activities was $64.7 million, compared to $31.2 million used in investing activities for the prior year period. This increase in cash used in investing activities is primarily due to increased acquisition activity and capital expenditures.
Capital expenditures
     We incurred cash capital expenditures of $35.8 million during the nine months ended April 30, 2007 as compared to $29.2 million in the prior year period primarily due to increased growth and maintenance expenditures.

Acquisition
     During the nine months ended April 30, 2007, we used $31.1 million in cash for the acquisition of eight propane businesses as compared to $13.5 million in cash in the prior year period.
Financing Activities
     During the nine months ended April 30, 2007, net cash used in financing activities was $65.2 million compared to net cash used in financing activities of $57.9 million for the prior year period. This increase in cash used in financing activities was primarily due to cash outflows related to net reductions of long-term debt and short-term borrowings which were partially offset by increased cash inflows from the issuance of common units.
Common unit issuance
     During the first quarter of fiscal 2007, we received proceeds of $44.2 million, net of issuance costs, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas Partners’ Direct Investment Plan and general partner contributions. We used the net proceeds to reduce borrowings on our unsecured bank credit facility.
Distributions
     Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $95.3 million during the nine months ended April 30, 2007 in connection with the distributions declared for the three months ended July 31 and October 31, 2006 and January 31, 2007. The quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2007 of $31.8 million are expected to be paid on June 14, 2007 to holders of record on June 7, 2007.
Bank credit facilities
     During August 2006, we executed a Commitment Increase Agreement to our existing unsecured bank credit facility, increasing the borrowing capacity from $365.0 million to $375.0 million.
     At April 30, 2007, $143.7 million of borrowings and $50.2 million of letters of credit were outstanding under our existing unsecured bank credit facility, which will mature on April 22, 2010. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At April 30, 2007, we had $181.1 million available for working capital, acquisition, capital expenditure and general partnership purposes under this unsecured bank credit facility.
     During May 2007, we entered into a new unsecured bank credit facility with additional borrowing capacity of up to $150.0 million which matures on August 1, 2009. During May 2007 $45.0 million was borrowed on this facility to paydown borrowings outstanding on the existing unsecured credit facility.
     All borrowings under our unsecured bank credit facilities bear interest, at our option, at a rate equal to either:
•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of April 30, 2007, the federal funds rate and Bank of America’s prime rate were 5.29% and 8.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of April 30, 2007, the one-month and three-month Eurodollar Rates were 5.32% and 5.35%, respectively).

In addition, an annual commitment fee is payable on the daily unused portion of our unsecured bank credit facilities at a per annum rate varying from 0.375% to 0.500% (as of April 30, 2007, the commitment fee per annum rate was 0.375%).
     We believe that the liquidity available from our unsecured bank credit facilities and the accounts receivable securitization facility will be sufficient to meet our future capital expenditures, working capital, debt service and letter of credit requirements for the remainder of fiscal 2007 and all of fiscal 2008. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:
•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating;

•	decreased trade credit; or

•	a significant acquisition.
If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.
The operating partnership
     The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions, as discussed below.
Distributions
     The operating partnership paid cash distributions of $108.1 million during the nine months ended April 30, 2007. The operating partnership expects to pay cash distributions of $44.0 million on June 14, 2007.
Disclosures about Effects of Transactions with Related Parties
     We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $174.1 million for the nine months ended April 30, 2007, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.
     Related party common unitholder information consisted of the following:

		Distributions paid
	Common unit	during the nine
	ownership at	months ended April
	April 30, 2007	30, 2007
Ferrell Companies (1)	20,080.8	$30,121
FCI Trading Corp. (2)	195.7	294
Ferrell Propane, Inc. (3)	51.2	77
James E. Ferrell (4)	4,292.0	6,438

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell (“Mr. Ferrell”) is the Chairman and Chief Executive Officer of our general partner.
     During the nine months ended April 30, 2007, Ferrellgas Partners paid our general partner distributions of $1.0 million.
     On August 29, 2006, we received proceeds of $44.1 million, net of issuance costs, from the issuance of 1.9 million common units to Ferrell Companies pursuant to Ferrellgas’ Direct Investment Plan. We used the net proceeds to reduce borrowings outstanding under our unsecured bank credit facility.
     During February 2007, we made a payment of $0.3 million to the benefit of Mr. Andrew J. Filipowski pursuant to the indemnification provisions of Blue Rhino Corporation’s former bylaws and the Agreement and Plan of Merger with Blue Rhino Corporation. Mr. Filipowski is the brother-in-law of Mr. Billy D. Prim, who is a member of our general partner’s board of directors.
     During April 2007, a payment of $1.0 million was made to Mr. Prim in accordance with the employment agreement entered into between Mr. Prim and our general partner for his employment as Special Advisor to the Chief Executive Officer which ended in February 2007. Mr. Prim continues to serve on our general partner’s Board of Directors.
     Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. During the prior year period, we provided limited accounting services to Ferrell International. During the three and nine months ended April 30, 2007, we recognized no net receipts from providing limited accounting services.
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
     See Note B – Summary of significant accounting policies – in our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
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
     Our risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results, if any, of our other risk management activities are presented separately in our discussion of gross margin found in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” as risk management trading activities and are accounted for at fair value.
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
     We did not enter into any significant risk management trading activities during the nine months ended April 30, 2007. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading”.
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
     We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2007 and July 31, 2006, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $1.5 million and $5.7 million as of April 30, 2007 and July 31, 2006, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
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
Interest Rate Risk
     At April 30, 2007 and July, 31, 2006, we had $143.7 million and $98.1 million, respectively, in variable rate bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facility would result in a loss in future earnings of $1.4 million for the twelve months ending April 30, 2007. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were designed to be and were adequate and effective as of April 30, 2007.
     The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2007, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
     During the most recent fiscal quarter ended April 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.5	Ferrellgas, L.P. Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.6	Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.

4.7	First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

4.8	Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

4.9	Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.

Exhibit
Number	Description
10.1	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2	Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

10.3	Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.4	Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.5	Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.6	Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.7	Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.8	Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

10.9	Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

Exhibit
	Number	Description
	10.10	Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

	10.11	Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

	10.12	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.

	10.13	First Amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.14	Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.

	10.15	Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

	10.16	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

	10.17	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#	10.18	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.19	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.20	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

	Exhibit
	Number	Description
#	10.21	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.22	Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.23	Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.24	Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

#	10.25	Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

#	10.26	Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

#	10.27	Change In Control Agreement dated as of October 9, 2006 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.28	Change In Control Agreement dated as of October 9, 2006 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.29	Change In Control Agreement dated as of October 9, 2006 by and between Kevin T. Kelly and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.30	Change In Control Agreement dated as of October 9, 2006 by and between Brian J. Kline and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.31	Change In Control Agreement dated as of October 9, 2006 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.32	Change In Control Agreement dated as of October 9, 2006 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 12, 2006.

	Exhibit
	Number	Description
#	10.33	Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.34	Change In Control Agreement dated as of October 9, 2006 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed October 12, 2006.

*	31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

*	32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

*	32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P. By Ferrellgas, Inc. (General Partner)
Date: June 7, 2007	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.
Date: June 7, 2007	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS, L.P. By Ferrellgas, Inc. (General Partner)
Date: June 7, 2007	By	/s/ Kevin T. Kelly
Kevin T. Kelly
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.
Date: June 7, 2007	By	/s/ Kevin T. Kelly
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

10.2
Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

10.3
Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.4
Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.5
Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.6
Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.7
Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.8
Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

10.9
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

	Exhibit
	Number	Description
	10.10
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

	10.11
Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

	10.12
Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.

	10.13
First Amendment to the Agreement and Plan of Merger dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.

	10.14
Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.

	10.15
Real Property Contribution Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.

	10.16	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.

	10.17
Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

#	10.18	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.

#	10.19	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

#	10.20
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

	Exhibit
	Number	Description
#	10.21	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.

#	10.22
Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

#	10.23
Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

#	10.24
Separation Agreement and Release dated March 9, 2006 between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 10, 2006.

#	10.25
Agreement and Release dated as of May 11, 2006 by and among Jeffrey B. Ward, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 22, 2006.

#	10.26
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

	Exhibit
	Number	Description
#	10.33
Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

#	10.34
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