Form 10-K
period 2013-07-31
FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP
filed 2013-09-26
CIK 922359, 1012493, 922358, 922360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183
Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware (States or other jurisdictions of incorporation or organization)	43-1698480 43-1742520 43-1698481 14-1866671 (I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, Kansas (Address of principal executive office)	66210 (Zip Code)
Registrants’ telephone number, including area code:
(913) 661-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units of Ferrellgas Partners, L.P.	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Limited Partner Interests of Ferrellgas, L.P.
Common Stock of Ferrellgas Partners Finance Corp.
Common Stock of Ferrellgas Finance Corp.
(Title of class)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Ferrellgas Partners, L.P.: Yes ☒ No ☐

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.: Yes ☐  No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

1

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Ferrellgas Partners, L.P.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

The aggregate market value as of January 31, 2013, of Ferrellgas Partners, L.P.’s common units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $1,023,878,663. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.

At August 31, 2013, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	79,072,819	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

2

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

 For the fiscal year ended July 31, 2013
FORM 10-K ANNUAL REPORT

			Page
PART I
ITEM	1.	BUSINESS	1
ITEM	1A.	RISK FACTORS	8
ITEM	1B.	UNRESOLVED STAFF COMMENTS	26
ITEM	2.	PROPERTIES	26
ITEM	3.	LEGAL PROCEEDINGS	27
ITEM	4.	MINE SAFETY DISCLOSURES	27
PART II
ITEM	5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27
ITEM	6.	SELECTED FINANCIAL DATA	30
ITEM	7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	54
ITEM	9A.	CONTROLS AND PROCEDURES	54
ITEM	9B.	OTHER INFORMATION	56
PART III
ITEM	10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	57
ITEM	11.	EXECUTIVE COMPENSATION	62
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS	77
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	79
ITEM	14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	80
PART IV
ITEM	15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	82

3

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

In this Annual Report on Form 10-K, unless the context indicates otherwise:

•
“us,” “we,” “our,” “ours,” or “consolidated” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;

•
“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

•
“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third party propane distributors or marketers and the volume of refined fuel sold;

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers; and

•	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp.

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the senior notes co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 27.5% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

We file annual, quarterly, and other reports and information with the SEC. You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Annual Report on Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

General

We believe we are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2013, and the largest national provider of propane by portable tank exchange.

We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to our propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural, while our market areas for our industrial/commercial and portable tank exchange customers is generally urban.

In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating, cooking and other propane fueled appliances. In the portable tank exchange market, propane is used primarily for outdoor cooking using gas grills. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.

In our past three fiscal years, our total annual propane sales volumes in gallons were:

Fiscal year ended	Propane sales volumes (in millions)
July 31, 2013	901
July 31, 2012	878
July 31, 2011	900

Our History

We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 195 propane distributors. As of July 31, 2013, we distribute product to our propane customers from 875 propane distribution locations. See Item 2. “Properties” for more information about our propane distribution locations.

Business Strategy

Our business strategy is to:

•	expand our operations through disciplined acquisitions and internal growth;

•	capitalize on our national presence and economies of scale;

•	maximize operating efficiencies through utilization of our technology platform; and

•	align employee interests with our investors through significant employee ownership.

Expand our operations through disciplined acquisitions and internal growth

We expect to continue the expansion of our propane customer base through the acquisition of other propane distributors. We intend to concentrate on acquisition activities in geographical areas within or adjacent to our existing operating areas, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing propane operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of our core business as well as the businesses we acquire by integrating best  practices and leveraging our established national organization and technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of acquired operations provide us a distinct competitive advantage and better analysis as we consider future acquisition opportunities.

We believe that we are positioned to successfully compete for growth opportunities within and outside of our existing operating regions. Our efforts will focus on adding density to our existing customer base, providing propane and complementary services to national accounts and providing other product offerings to existing customer relationships. This continued expansion will give us new growth opportunities by leveraging the capabilities of our operating platforms.

Capitalize on our national presence and economies of scale

We believe our national presence of 875 propane distribution locations in the United States as of July 31, 2013 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

•	product procurement;

•	transportation;

•	fleet purchases;

•	propane customer administration; and

•	general administration.

We believe that our national presence allows us to be one of the few propane distributors that can competitively serve commercial and portable tank exchange customers on a nationwide basis, including the ability to serve such propane customers through leading home-improvement centers, mass merchants and hardware, grocery and convenience stores. In addition, we believe that our national presence provides us opportunities to make acquisitions of other propane distribution companies whose operations  overlap with ours, providing economies of scale and significant cost savings in these markets.

We also believe that investments in technology similar to ours require both a large scale and a national presence, in order to generate sustainable operational savings to produce a sufficient return on investment. For this reason, we believe our technology platforms provide us with an on-going competitive advantage.

Maximize operating efficiencies through utilization of our technology platform

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

Our technology platform allows us to efficiently route and schedule our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. Our service centers are staffed to provide oversight and management to multiple distribution locations, referred to as service units. Currently we operate a retail distribution network, including portable tank exchange operations, using a structure of 103 service centers and 875 service units. The service unit locations utilize hand-held computers, cellular or satellite technology to communicate with management personnel who are typically located at the associated service center. We believe this structure and our technology platform allow us to more efficiently route and schedule customer deliveries and significantly reduce the need for daily on-site management.

The efficiencies gained from operating our technology platform allow us to consolidate our management teams at fewer locations, quickly adjust the sales prices to our customers and manage our personnel and vehicle costs more effectively to meet customer demand.

The technology platform allows for efficient forecasting of our customers’ demand and our routing and scheduling. Our call center support capabilities allow us to accept emergency customer calls 24 hours a day, seven days a week. These combined capabilities provide us cost savings while improving customer service by reducing customer inconvenience associated with multiple, unnecessary deliveries.

Align employee interests with our investors through significant employee ownership

In 1998, we established an employee benefit plan that we believe aligns the interests of our employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, our employees beneficially own approximately 27.5% of our outstanding common units, allowing them to participate directly in our overall success. We believe this plan is unique in the propane distribution industry and that the entrepreneurial culture fostered by employee-ownership provides us with another distinct competitive advantage.

Distribution of Propane and Related Equipment and Supplies

Sales from propane distribution are generated principally from transporting propane purchased from third parties to our propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural, while our market areas for our industrial/commercial and portable tank exchange customers is generally urban. We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our technology platform and our 24 hours a day, seven days a week emergency retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.

The distribution of propane to residential customers generally involves large numbers of small volume deliveries. Our retail deliveries of propane are typically transported from our retail propane distribution locations to our customers by our fleet of bulk delivery trucks, which are generally fitted with tanks ranging in size from 2,600 to 3,000 gallons. Propane storage tanks located on our customers' premises are then filled from these bulk delivery trucks. We also deliver propane to our industrial/commercial and portable tank exchange customers using our fleet of portable tank and portable tank exchange delivery trucks, truck tractors and portable tank exchange delivery trailers.

A substantial majority of our gross margin from propane and other gas liquids sales is derived from the distribution and sale of propane and related risk management activities, and is derived primarily from the following customer groups:

•	residential;

•	portable tank exchange;

•	industrial/commercial;

•	agricultural;

•	wholesale; and

•	other.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross Margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.

Approximately 54% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.

In addition, we lease tanks to some of our independent distributors involved with our delivery of propane for portable tank exchanges. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from most of our competitors.

Some of our propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products. We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products through Blue Rhino Global Sourcing, Inc.

In fiscal 2013, no one customer accounted for 10% or more of our consolidated revenues.

Effect of Weather and Seasonality

Weather conditions have a significant impact on demand for propane for heating purposes during the months of November through March (the “winter heating season”). Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability.

The market for propane is seasonal because of increased demand during the winter heating season primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchange sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

We believe that our broad geographic distribution helps us minimize exposure to regional weather and economic patterns. During times of colder-than-normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions, thereby providing us a competitive advantage in the markets we serve.

Risk Management Activities – Commodity Price Risk

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment.

Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. These financial derivatives are generally designated as cash flow hedges.

Our risk management activities may include the use of financial derivative instruments including, but not limited to, swaps, options, and futures to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within generally accepted accounting principles (“GAAP”) and are therefore not recorded on our financial statements until settled.

Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in a position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. During fiscal 2013, six suppliers accounted for approximately 55% of our total propane purchases. Because there are numerous alternative suppliers available, we do not believe it is reasonably possible that this supplier concentration could cause a near-term severe impact on our ability to procure propane. If supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase. These transactions are accounted for at cost in “Cost of product sold – propane and other gas liquids sales” in our consolidated statement of earnings.

A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter propane forward and swap contracts that generally have terms of less than 36 months. We may also use options to hedge a portion of our forecasted purchases for up to 36 months in the future.

We also incur risks related to the price and availability of propane during periods of much colder-than-normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. We attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and propane distribution locations. The propane we sell to our customers is generally transported from gas processing plants and refineries, pipeline terminals and storage facilities to propane distribution locations or storage facilities by our leased railroad tank cars, our owned or leased highway transport trucks, common carrier, or owner-operated transport trucks.

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

Propane has historically been less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in the parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.

Competition

In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2013, we believe that we are the second largest marketer of propane in the United States and the largest national provider of propane by portable tank exchange.

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

Other Activities

Our other activities primarily include the following:

•	the sale of refined fuels; and

•	common carrier services.

These other activities comprised less than 10% of our total revenues in fiscal 2013, 2012 and 2011.

Employees

We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2013, our general partner had 3,623 full-time employees.

Our general partner's employees consisted of individuals in the following areas:

Propane distribution locations	3,050
Centralized corporate functions	401
Risk management, transportation, and wholesale	172
Total	3,623

Less than one percent of these employees are represented by an aggregate of five different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.

Governmental Regulation - Environmental and Safety Matters

Propane is not currently subject to any price or allocation regulation and has not been defined by any federal or state environment law as an environmentally hazardous substance.

In connection with all acquisitions of propane distribution businesses that involve the purchase of real property, we conduct a due diligence investigation to attempt to determine whether any substance other than propane has been sold from, stored on or otherwise come into contact with any such real property prior to its purchase. At a minimum, due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers' compliance with environmental laws and visual inspections of the real property.

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

Trademarks and Service Marks

We market our goods and services under various trademarks and trade names, which we own or have a right to use. Those trademarks and trade names include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, and Ferrellmeter. Our general partner has an option to purchase for a nominal value the trade names “Ferrellgas” and “Ferrell North America” and the trademark “Ferrellmeter” that it contributed to us during 1994, if it is removed as our general partner other than “for cause.” If our general partner ceases to serve as our general partner for any reason other than “for cause,” it will have the option to purchase our other trade names and trademarks from us for fair market value.

We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Design™, Grill Gas & Design®, A Better Way™, Spark Something Fun®, America’s Choice for Grill Gas®, RhinoTUFF®, Tri-Safe®, Drop, Swap and Go™, Rhino Power™, Uniflame®, UniGrill®, Patriot®, Grill Aficionado®, Skeetervac®, Fine Tune®, Vac & Tac®, Wavedrawer®, It’s Your Backyard. Enjoy It More With Skeetervac®, Less Biting Insects. More Backyard Fun®, DuraClay®, Endless Summer®, Endless Summer Comfort®, ChefMaster® and Mr. Bar-B-Q®. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages.

Businesses of Other Subsidiaries

Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Contingencies and Commitments – to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.

Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets, no employees other than officers and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report on Form 10-K. See Note B – Contingencies and commitments – to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.

We have agreements to transfer, on an ongoing basis, a portion of our trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly-owned subsidiary that maintains an accounts receivable securitization facility. We retain servicing responsibilities for transferred accounts receivable but have no other continuing involvement with the transferred receivables. The accounts receivable securitization facility is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Activities - Accounts receivable securitization” and in Note F – Accounts and notes receivable, net and accounts receivable securitization – to our consolidated financial statements provided herein.

We also sell gas grills, grilling tools and accessories, patio heaters, fireplace and garden accessories, mosquito traps and other outdoor products. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, Inc. a taxable corporation that is a wholly-owned subsidiary of the operating partnership.

ITEM 1A.    RISK FACTORS.

Risks Inherent in the Distribution of Propane

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2013, approximately 55% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our financial position or results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.

Sales from portable tank exchanges experience higher volumes in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our portable tank exchange revenues. In addition, poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances thereby reducing demand for portable tank exchange as well as the demand for our outdoor products.

Sudden and sharp propane wholesale price increases cannot be passed on to customers with contracted pricing arrangements and these contracted pricing arrangements will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment.

Gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices. Propane prices tend to correlate primarily with crude oil and natural gas prices. We employ risk management activities that attempt to mitigate risks related to the purchasing, storing, transporting, and selling of propane. However, sudden and sharp propane price increases cannot be passed on to customers with contracted pricing arrangements. Therefore, these commitments expose us to product price risk and reduced profit margins if those transactions are not immediately hedged with an offsetting propane purchase commitment.

Sudden and sharp wholesale propane price decreases may result in customers not fulfilling their obligations under contracted pricing arrangements previously entered into with us. The decreased sales volumes of these higher sales price arrangements may adversely affect our profit margins.

We may attempt to lock-in a gross margin per gallon on our contracted sales commitments by immediately hedging or entering into a fixed price propane purchase contract. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligation to purchase propane from us at their previously contracted price per gallon and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the current pricing environment.

Our failure or our counterparties’ failure to perform on obligations under commodity derivative and financial derivative contracts could materially affect our liquidity, cash flows and results of operations.

Volatility in the oil and gas commodities sector for an extended period of time or intense volatility in the near term could impair us or our counterparties’ ability to meet margin calls which could cause us or our counterparties to default on commodity and financial derivative contracts. This could have a material adverse effect on our liquidity or our ability to procure product or procure it at prices reasonable to us.

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

Our profitability is affected by the competition for customers among all of the participants in the propane distribution business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the propane market, there is the potential for small independent propane distributors, as well as other companies not previously engaged in propane distribution, to compete with us. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather and increasing fuel prices further intensifies competition. We believe that our ability to compete effectively depends on our service reliability, our responsiveness to customers, and our ability to maintain competitive propane prices and control our operating expenses.

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

Propane competes with other sources of energy, some of which can be less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Electricity is a major competitor of propane, but propane has historically enjoyed a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist, because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that the development of alternative energy sources might have on our financial position or results of operations.

Energy efficiency and technology advances may affect demand for propane; increases in propane prices may cause our residential customers to increase their conservation efforts.

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has reduced the demand for propane in our industry. We cannot predict the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations. As the price of propane increases, some of our customers tend to increase their conservation efforts and thereby decrease their consumption of propane.

Disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of debt and equity issuances for liquidity requirements, our ability to meet long-term commitments and our ability to hedge effectively; each could adversely affect our results of operations, cash flows and financial condition.

We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. A disruption in the capital and credit markets could impair our ability to access capital and credit markets at rates and terms reasonable to us. This could limit our ability to access capital or credit markets for working capital needs, risk management activities and long-term debt maturities, or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions including the suspension of our quarterly distribution.

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

A significant increase in motor fuel prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the delivery of propane to our customers. Because we do not attempt to hedge motor fuel price risk, a significant increase in motor fuel prices will result in increased transportation costs to us. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.

The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane from portable tank exchanges may decline. For fiscal 2013, three retailers represented approximately 50% of our portable tank exchange’s net revenues. None of our significant retail accounts associated with portable tank exchanges are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane from portable tank exchanges may decline.

If the distribution locations that some of our national customers rely upon for the delivery of propane do not perform up to the expectations of these customers, if we encounter difficulties in managing the operations of these distribution locations or if we or these distribution locations are not able to manage growth effectively, our relationships with our national customers may be adversely impacted and our delivery of propane to our national customers may decline.

We rely on independently-owned and company-owned distributors to deliver propane to our national customers. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. National customers impose demanding service requirements on us, and we could experience a loss of consumer or customer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane to our national customers. The poor performance of a distribution location for a national customer could jeopardize our entire relationship with that national customer and cause our delivery of propane to that particular customer to decline.

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

Risks Inherent to Our Business

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.

We have substantial indebtedness and other financial obligations. As of July 31, 2013:

•	we had total indebtedness of approximately $1.25 billion;

•	Ferrellgas Partners had partners’ deficit of approximately $86.6 million;

•	we had availability under our credit facility of approximately $174.7 million; and

•
we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $90.3 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $13.5 million.

We have long and short-term payment obligations with maturity dates ranging from fiscal 2013 to 2021 that bear interest at rates ranging from 6.5% to 9.125%. Borrowings from our secured credit facility classified as "Long-term debt" of $121.3 million currently bear an interest rate of 2.7%. As of July 31, 2013, the long-term obligations do not contain any sinking fund provisions but do require the following aggregate principal payments, without premium, during the following fiscal years:

•	$3.1 million - 2014

•	$2.9 million - 2015;

•	$2.8 million - 2016;

•	$123.8 million - 2017;

•	$300.9 million - 2018; and

•	$683.2 million - thereafter.

Our secured credit facility provides $400.0 million in revolving credit for loans and has a $200.0 million sublimit for letters of credit. The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership. The secured revolving credit facility will mature in September 2016.

All of the indebtedness and other obligations described above are obligations of the operating partnership except for $182.0 million of senior debt due 2020 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Subject to the restrictions governing the operating partnership’s indebtedness and other financial obligations and the indenture governing Ferrellgas Partners’ outstanding senior notes due 2020, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.

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

If Ferrellgas Partners or the operating partnership is unable to meet their debt service obligations or other financial obligations, they could be forced to:

•	restructure or refinance their indebtedness;

•	enter into other necessary financial transactions;

•	seek additional equity capital; or

•	sell their assets.

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

While we generally attempt to minimize our inventory risk by purchasing product on a short-term basis, we may purchase and store propane or other natural gas liquids depending on inventory and price outlooks. We may purchase large volumes of propane at the then current market price during periods of low demand and low prices, which generally occurs during the summer months. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. A portion of our inventory is purchased under supply contracts that typically have a one-year term and at a price that fluctuates based on the prevailing market prices. Our contracts with our independent portable tank exchange distributors provide for a portion of our payment to the distributor to be based upon a price that fluctuates based on the prevailing propane market prices. To limit our overall price risk, we may purchase and store physical product and enter into fixed price over-the-counter energy commodity forward contracts, swaps and options that have terms of up to 36 months. This strategy may not be effective in limiting our price risk if, for example, weather conditions significantly reduce customer demand, or market or weather conditions prevent the delivery of physical product during periods of peak demand, resulting in excess physical product after the end of the winter heating season and the expiration of related forward or option contracts.

Some of our sales are pursuant to commitments at contracted price agreements. To manage these commitments, we may purchase and store physical product and/or enter into fixed price-over-the-counter energy commodity forward contracts, swaps and options. We may enter into these agreements at volume levels that we believe are necessary to mitigate the price risk related to our anticipated sales volumes under the commitments. If the price of propane declines and our customers purchase less propane than we have purchased from our suppliers, we could incur losses when we sell the excess volumes. If the price of propane increases and our customers purchase more propane than we have purchased from our suppliers, we could incur losses when we are required to purchase additional propane to fulfill our customers’ orders. The risk management of our inventory and contracts for the future purchase of product could impair our profitability if the price of product changes in ways we do not anticipate.

The Board of Directors of our general partner has adopted a commodity risk management policy which places specified restrictions on all of our commodity risk management activities such as limits on the types of commodities, loss limits, time limits on contracts and limitations on our ability to enter into derivative contracts. The policy also requires the establishment of a risk management committee that includes senior executives. This committee is responsible for monitoring commodity risk management activities, establishing and maintaining timely reporting and establishing and monitoring specific limits on the various commodity risk management activities. These limits may be waived on a case-by-case basis by a majority vote of the risk management committee and/or Board of Directors, depending on the specific limit being waived. From time to time, for valid business reasons based on the facts and circumstances, authorization has been granted to allow specific commodity risk management positions to exceed established limits. If we sustain material losses from our risk management activities due to our failure to anticipate future events, a failure of the policy, incorrect waivers or otherwise, our ability to make distributions to our unitholders or pay interest or principal of any debt securities may be negatively impacted as a result of such loss.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.

Through our supply procurement activities, we purchased approximately 55% of our propane from six suppliers during fiscal 2013. In addition, during extended periods of colder-than-normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

The availability of cash from our credit facility may be impacted by many factors beyond our control.

We typically borrow on the operating partnership’s credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on the operating partnership’s credit facility to fund debt service payments, distributions to our unitholders, acquisition and capital expenditures. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership’s credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in working capital requirements or have insufficient funds to fund distributions, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements may include:

•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit; or

•	a significant acquisition.

As is typical in our industry, our retail customers do not pay upon receipt, but generally pay between 30 and 60 days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder-than-normal winter weather may have on future working capital availability.

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

Our operations are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

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

This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2013, the operating partnership had approximately $1,066.7 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

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

Although we are required to distribute all of our “available cash,” we cannot guarantee the amounts of available cash that will be distributed to the holders of our equity securities. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. The actual amounts of available cash will depend upon numerous factors, including:

•	cash flow generated by operations;

•	weather in our areas of operation;

•	borrowing capacity under our credit facility;

•	principal and interest payments made on our debt;

•	the costs of acquisitions, including related debt service payments;

•	restrictions contained in debt instruments;

•	issuances of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves made by our general partner in its discretion;

•	prevailing economic conditions; and

•	financial, business and other factors, a number of which will be beyond our control.

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

•
distributing amounts in excess of 100% of available cash for the immediately preceding fiscal quarter if its consolidated fixed charge coverage ratio as defined in the indenture is less than 1.75 to 1.00;  or

•
distributing amounts in excess of $25.0 million less any restricted payments made for the prior sixteen fiscal quarters plus the aggregate cash contributions made to us during that period if its consolidated fixed charge coverage ratio as defined in the indenture is less than or equal to 1.75 to 1.00.

See the first risk factor under “Risks Arising from Our Partnership Structure and Relationship with Our General Partner” for a description of the restrictions on the operating partnership’s ability to distribute cash to Ferrellgas Partners. Any indenture applicable to future issuances of debt securities by Ferrellgas Partners or the operating partnership may contain restrictions that are the same as or similar to those in their existing debt agreements.

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

This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, beneficially owns all of the outstanding capital stock of our general partner in addition to approximately 27.5% of our common units.

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

In addition, the various agreements governing the operating partnership’s indebtedness and other financing transactions permit quarterly distributions only so long as each distribution does not exceed a specified amount, the operating partnership meets a specified financial ratio and no default exists or would result from such distribution. Those agreements include the indentures governing the operating partnership’s existing notes, credit facility and an accounts receivable securitization facility. Each of these agreements contains various negative and affirmative covenants applicable to the operating partnership and some of these agreements require the operating partnership to maintain specified financial ratios. If the operating partnership violates any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit the operating partnership’s ability to, among other things:

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

Unitholders will have no right to elect our general partner, or any directors of our general partner on an annual or other continuing basis, nor will any proxies be received for such voting. Our general partner may not be removed except pursuant to:

•	the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the common units owned by our general partner and its affiliates; and

•	upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding common units entitled to vote.

Because Ferrell Companies is the parent of our general partner and beneficially owns approximately 27.5% of our outstanding common units and James E. Ferrell, Chairman of the Board of Directors of our general partner, indirectly owns approximately 6% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner are unlikely if neither Ferrell Companies nor Mr. Ferrell consent to such action.

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

In addition, under some circumstances a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. Unitholders will not be liable for assessments in addition to their initial capital investment in our common units. Under Delaware law, we may not make a distribution to our unitholders if the distribution causes all our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities for which recourse is limited to specific property are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date. Under Delaware law, an assignee that becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to that assignee at the time such assignee became a limited partner if the liabilities could not be determined from the partnership agreements.

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

•
borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner;

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

•
our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•
James E. Ferrell is the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.

See “Conflicts of Interest” and “Fiduciary Responsibilities” below.

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

Tax Risks

The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity level taxation, which would substantially reduce the cash available for distribution to our unitholders.

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

If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently 35% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate dividends and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our common units.

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

We estimate that a person who acquires common units in the 2013 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2013 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

There are limits on the deductibility of losses.

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

If a unitholder sells their common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price received is less than its original cost. A substantial portion of the amount realized, whether or not representing a gain, will likely be ordinary income to that unitholder. Should the IRS successfully contest some positions we take, a selling unitholder could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash that unitholder receives from the sale.

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

Because we cannot match transferors and transferees of common units, uniformity of the economic and tax characteristics of our common units to a purchaser of common units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions which we believe conform to Treasury Regulations under 743(b) of the Internal Revenue Code. A successful IRS challenge to those positions could reduce the amount of tax benefits available to our unitholders. A successful challenge could also affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

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

•
borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;

•
under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us, with the exception of payments made in connection with Ferrell Companies Incentive Compensation Plan;

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

•
our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•
James E. Ferrell is the Chairman of the Board of Directors of our general partner. Mr. Ferrell also owns other companies with whom we may, from time to time, conduct transactions within our ordinary course of business. Mr. Ferrell’s ownership of these entities may conflict with his duties as a director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell's companies.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We own or lease the following transportation equipment at July 31, 2013 that is utilized primarily in propane distribution operations:

	Owned	Leased	Total
Truck tractors	87	59	146
Propane transport trailers	262	—	262
Portable tank delivery trucks	374	238	612
Portable tank exchange delivery trailers	161	118	279
Bulk propane delivery trucks	1,187	503	1,690
Pickup and service trucks	877	277	1,154
Railroad tank cars	—	96	96

The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with tanks ranging in size from 2,600 to 3,000 gallons. Each railroad tank car has a capacity of approximately 30,000 gallons.

We typically manage our propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to multiple distribution locations, referred to as service units.  Our propane distribution locations are comprised of 103 service centers and 875 service units. The service unit locations utilize hand-held computers and cellular or satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our technology platform allows us to more efficiently route and schedule customer deliveries and significantly reduces the need for daily on-site management.

We also distribute propane for portable tank exchanges from 16 independently-owned distributors.

We own approximately 44.4 million gallons of propane storage capacity at our propane distribution locations. We own our land and buildings in the local markets of approximately 61% of our operating locations and lease the remaining facilities on terms customary in the industry.

We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.6 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial/commercial customers.

We lease approximately 54.6 million gallons of propane storage capacity located at underground storage facilities and pipelines at various locations around the United States.

We lease 73,988 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area.

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

ITEM 3.    LEGAL PROCEEDINGS.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our financial condition, results of operations and cash flows.

We have received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. These government agencies issued administrative subpoenas seeking documents and information relating to those practices and we have responded. We believe that our cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. We do not believe any loss is probable or reasonably estimable at this time related to these investigations.

We have also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August, 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. We believe that the claims are without merit and intend to defend them vigorously. The case, which has not been certified for class treatment, is currently on appeal before the Tenth Circuit Court of Appeals following the denial of a motion to arbitrate the individual plaintiff's claim. We do not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Units of Ferrellgas Partners

Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2013, we had 679 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for our fiscal periods indicated.

	Common Unit Price Range		Distributions
	High	Low	Declared Per Unit
2012
First Quarter	$22.59	$17.94	$0.50
Second Quarter	22.98	16.85	0.50
Third Quarter	18.92	13.44	0.50
Fourth Quarter	20.23	15.45	0.50

2013
First Quarter	$21.76	$17.81	$0.50
Second Quarter	19.60	15.52	0.50
Third Quarter	21.20	18.53	0.50
Fourth Quarter	22.97	19.40	0.50

We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

Recent Sales of Unregistered Securities

On November 24, 2010, the operating partnership issued $500.0 million in aggregate principal amount of its 6.50% senior notes due 2021 at an offering price equal to par. The net proceeds after commissions and fees of $491.3 million were used to redeem $450.0 million of existing senior notes and related make-whole payments and accrued interest and to reduce borrowings on our secured credit facility. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. During July 2011, the operating partnership completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

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

Common Equity of Other Registrants

There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2013, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.

Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. declared or paid any cash dividends on its common equity during fiscal 2013 or fiscal 2012. The operating partnership distributes cash to its partners four times per fiscal year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Financing Activities – Distributions” for a discussion of its distributions during fiscal 2013. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.

Equity Compensation Plan Information

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.     SELECTED FINANCIAL DATA.

The following tables present selected consolidated historical financial and operating data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.
	Year Ended July 31,
(in thousands, except per unit data)	2013	2012	2011	2010	2009
Income Statement Data:
Total revenues	$1,975,467	$2,339,092	$2,423,215	$2,099,060	$2,069,522
Interest expense	89,145	93,254	101,885	101,284	89,519
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	56,426	(10,952)	(43,648)	32,709	52,572
Basic and diluted net earnings (loss) per common unitholders’ interest	$0.71	$(0.14)	$(0.60)	$0.47	$0.79
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00

Balance Sheet Data:
Working capital (1)	$(21,305)	$(50,875)	$28,712	$57,473	$34,556
Total assets	1,356,028	1,397,279	1,460,586	1,442,351	1,404,977
Long-term debt	1,106,940	1,059,085	1,050,920	1,111,088	1,010,073
Partners' capital (deficit)	(86,627)	(27,526)	88,317	85,902	151,345

Operating Data (unaudited):
Propane sales volumes (in thousands of gallons)	901,370	878,130	899,683	922,524	874,826

Capital expenditures:
Maintenance	$15,248	$15,864	$15,330	$19,908	$21,082
Growth	25,916	32,865	34,699	24,861	32,046
Acquisition	31,919	14,034	12,587	49,500	9,944
Total	$73,083	$62,763	$62,616	$94,269	$63,072

Supplemental data (unaudited):
Adjusted EBITDA	$272,249	$193,086	$227,645	$266,492	$251,090

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$56,426	$(10,952)	$(43,648)	$32,709	$52,572
Income tax expense	1,855	1,128	1,241	1,916	2,292
Interest expense	89,145	93,254	101,885	101,284	89,519
Depreciation and amortization expense	83,344	83,841	82,486	82,491	82,494
EBITDA	230,770	167,271	141,964	218,400	226,877
Loss on extinguishment of debt	—	—	46,962	20,716	—
Non-cash employee stock ownership plan compensation charge	15,769	9,440	10,157	9,322	6,755
Non-cash stock and unit-based compensation charge	13,545	8,843	13,488	7,831	2,312
Loss on disposal of assets and other	10,421	6,035	3,633	8,485	13,042
Other income (expense), net	(565)	(506)	(567)	1,108	1,321

Severance charges	—	1,055	—	—	—
Nonrecurring litigation accrual and related legal fees	1,568	892	12,120	—	—
Net earnings (loss) attributable to noncontrolling interest	741	56	(112)	630	783
Adjusted EBITDA	$272,249	$193,086	$227,645	$266,492	$251,090

(1) Working capital is the sum of current assets less current liabilities.

	Ferrellgas, L.P.
	Year Ended July 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Total revenues	$1,975,467	$2,339,092	$2,423,215	$2,099,060	$2,069,522
Interest expense	72,974	77,127	80,074	76,786	65,785
Net earnings (loss)	73,375	5,589	(11,062)	62,361	77,501

Balance Sheet Data:
Working capital (1)	$(19,289)	$(48,843)	$30,738	$60,770	$36,967
Total assets	1,352,932	1,393,662	1,456,816	1,436,177	1,403,049
Long-term debt	924,940	877,085	868,920	831,088	740,982
Partners' capital	94,476	153,140	268,686	363,047	421,610

Operating Data (unaudited):
Propane sales volumes (in thousands of gallons)	901,370	878,130	899,683	922,524	874,826

Capital expenditures:
Maintenance	$15,248	$15,864	$15,330	$19,908	$21,082
Growth	25,916	32,865	34,699	24,861	32,046
Acquisition	31,919	14,034	12,587	49,500	9,944
Total	$73,083	$62,763	$62,616	$94,269	$63,072

Supplemental data (unaudited):
Adjusted EBITDA	$272,269	$193,436	$228,003	$266,916	$251,418

Reconciliation of Net Earnings (Loss) to EBITDA and Adjusted EBITDA :
Net earnings (loss)	$73,375	$5,589	$(11,062)	$62,361	$77,501
Income tax expense	1,838	1,120	1,225	1,890	2,208
Interest expense	72,974	77,127	80,074	76,786	65,785
Depreciation and amortization expense	83,344	83,841	82,486	82,491	82,494
EBITDA	231,531	167,677	152,723	223,528	227,988
Loss on extinguishment of debt	—	—	36,449	17,308	—
Non-cash employee stock ownership plan compensation charge	15,769	9,440	10,157	9,322	6,755
Non-cash stock and unit-based compensation charge	13,545	8,843	13,488	7,831	2,312
Loss on disposal of assets and other	10,421	6,035	3,633	8,485	13,042
Other income (expense), net	(565)	(506)	(567)	442	1,321
Severance charges	—	1,055	—	—	—
Nonrecurring litigation accrual and related legal fees	1,568	892	12,120	—	—
Adjusted EBITDA	$272,269	$193,436	$228,003	$266,916	$251,418

(1) Working capital is the sum of current assets less current liabilities.

Our capital expenditures fall generally into three categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

•
growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity; and

•
acquisition capital expenditures, which include expenditures related to the acquisition of retail distribution propane operations and other operations; acquisition capital expenditures represent the total cost of acquisitions less working capital acquired.

During fiscal 2011 and 2010, the prepayment of outstanding principal amounts of fixed rate senior notes resulted in amounts recorded as “Loss on extinguishment of debt.”

During fiscal 2013, 2012 and 2011, a class action lawsuit resulted in a nonrecurring litigation accrual and related legal fees.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.

The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K.

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•
because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Note H – Debt in the respective notes to their consolidated financial statements; and

•	Ferrellgas Partners issued common units during both fiscal 2012 and 2013.

Overview

We believe we are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2013, and the largest national provider of propane by portable tank exchange.

We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural, while our market areas for our industrial/commercial and portable tank exchange customers is generally urban.

In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating, cooking and other propane fueled appliances. In the portable tank exchange market, propane is used primarily for outdoor cooking using gas grills. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.

The market for propane is seasonal because of increased demand during the months of November through March (the “winter heating season”) primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchange sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

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

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. For the twelve months ended July 31, 2013, weather in the more highly concentrated geographic areas we serve was 19% colder than that of the prior year period.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities. Propane prices were lower in fiscal 2013 as compared to fiscal 2012. The average wholesale market prices per gallon at one of the major supply points, Mt. Belvieu, Texas during fiscal 2013 and 2012 were $0.89 and $1.25, respectively. We believe the effect of this 29% decrease in the average wholesale market price of propane and colder weather, as discussed above, together contributed to an increase in sales volumes as customers were less likely to conserve during this period of colder weather and lower propane prices. We also believe the effect of this significant decrease in the average wholesale market price of propane caused an increase in gross margin per gallon. In this period of sharply declining prices, we earned relatively greater gross margin per gallon as we were able to manage the decline in sales price per gallon to a level below the corresponding decline in product prices.

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately economically hedged with an offsetting propane purchase commitment. Moreover, customers may not fulfill their purchase agreement due to the effects of warmer than normal weather, customer conservation or other economic conditions.

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2014 and 2015 sales commitments and, as of July 31, 2013, have experienced net mark to market gains of approximately $1.6 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At July 31, 2013, we estimate 48% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

We also enter into interest rate derivative contracts, including swaps, to manage our exposure to interest rate risk associated with our fixed rate senior notes and our floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject us to interest rate risk. Decreases in interest rates increase the fair value of our fixed rate debt, while increases in interest rates subject us to the risk of increased interest expense related to our variable rate borrowings.

Our business strategy is to:

•	expand our operations through disciplined acquisitions and internal growth;

•	capitalize on our national presence and economies of scale;

•	maximize operating efficiencies through utilization of our technology platform; and

•	align employee interests with our investors through significant employee ownership.

“Net earnings (loss) attributable to Ferrellgas Partners, L.P.” in fiscal 2013 was a net earnings of $56.4 million as compared to a net loss of $11.0 million in fiscal 2012. This improvement in net earnings of $67.4 million was primarily due to an $87.9 million increase in “Gross margin – propane and other gas liquids” and a $8.9 million increase in “Gross margin – other” which were partially offset by a $10.7 million increase in operating expenses primarily from an increase in performance related incentives, a $10.0 million increase in “General and administrative expenses” primarily from an increase in performance based incentives and a $6.3 million increase in 'non-cash employee stock ownership plan charge."

We have completed our annual goodwill impairment tests for each of our applicable reporting units and believe estimated fair values substantially exceed the carrying values of our reporting units as of January 31, 2013.

Forward-looking Statements

Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning our future operating results or our ability to generate sales, income or cash flow are forward-looking statements.

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

Some of our forward-looking statements include the following:

•
whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•
 our expectations that “Net earnings” in fiscal 2014 will be consistent with our "Net earnings" in fiscal 2013 primarily due to our anticipation of normal winter weather, as defined by NOAA, and stable wholesale pricing of propane, both of which should result in consistent propane gallons sales and "gross margin- propane and other gas liquids."

When considering any forward-looking statement, you should also keep in mind the risk factors set forth in “Item 1A. Risk Factors.” Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Annual Report on Form 10-K.

In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section entitled, “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders or to pay interest on the principal of any of our debt securities.

Results of Operations

Fiscal Year Ended July 31, 2013 compared to July 31, 2012

			Favorable
(amounts in thousands)			(unfavorable)
Fiscal Year-Ended July 31,	2013	2012	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	637,923	619,318	18,605	3%
Wholesale – Sales to Resellers	263,447	258,812	4,635	2%
	901,370	878,130	23,240	3%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,127,748	$1,287,485	$(159,737)	(12)%
Wholesale – Sales to Resellers	479,533	557,950	(78,417)	(14)%
Other Gas Sales (a)	131,986	315,510	(183,524)	(58)%
	$1,739,267	$2,160,945	$(421,678)	(20)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$476,040	$400,982	$75,058	19%
Wholesale – Sales to Resellers (a)	170,966	158,077	12,889	8%
	$647,006	$559,059	$87,947	16%

Gross margin - Other	$91,744	$82,824	$8,920	11%
Operating income	147,602	82,980	64,622	78%
Adjusted EBITDA (c)	272,249	193,086	79,163	41%
Interest expense	89,145	93,254	4,109	4%
Interest expense - operating partnership	72,974	77,127	4,153	5%

a)
Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes of fixed-price sales commitments in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

c)
Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., interest expense, depreciation and amortization expense, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, severance charges, nonrecurring litigation accrual and related legal fees and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2013 and 2012, respectively:

(amounts in thousands)	2013	2012
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	$56,426	$(10,952)
Income tax expense	1,855	1,128
Interest expense	89,145	93,254
Depreciation and amortization expense	83,344	83,841
EBITDA	$230,770	$167,271
Non-cash employee stock ownership plan compensation charge	15,769	9,440
Non-cash stock and unit-based compensation charge	13,545	8,843
Loss on disposal of assets	10,421	6,035
Other income, net	(565)	(506)
Severance charges	—	1,055
Nonrecurring litigation accrual and related legal fees	1,568	892
Net earnings attributable to noncontrolling interest	741	56
Adjusted EBITDA	$272,249	$193,086

Propane sales volumes during fiscal 2013 increased 23.2 million gallons from that of the prior year period due to 18.6 million of increased gallon sales to our retail customers and 4.6 million of increased gallon sales to our wholesale customers. We believe wholesale customer sales volume increased due to our emphasis on expanding this portion of our business.

Weather in the more highly concentrated geographic areas we serve was approximately 19% colder than that of the prior year period, which we believe was the primary factor for the increase in retail propane sales volumes during the year.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during fiscal 2013 averaged 29% less than the prior year period. The wholesale market price averaged $0.89 and $1.25 per gallon during fiscal 2013 and 2012, respectively. We believe this decrease in the wholesale cost of propane also contributed to the increase in propane sales volumes as customers tend to conserve less, and thus purchase more propane volumes during periods of decreasing propane prices.

The effect of this significant decrease in the average wholesale market price of propane resulted in an increase in our gross margin per gallon. During this period of significantly lower prices, we earned relatively greater gross margin per gallon as our selling price per gallon did not decline at the same rate as the corresponding decline in wholesale propane prices.

Revenues - Propane and other gas liquids sales

Retail sales decreased $159.7 million compared to the prior year period. This decrease resulted primarily from a $198.4 million decrease in sales price per gallon, partially offset by $38.7 million from increased retail propane sales volumes, both as discussed above.

Wholesale sales decreased $78.4 million compared to the prior year period. This decrease resulted primarily from $82.0 million of decreased sales price per gallon, partially offset by $3.6 million of increased sales volumes, both as discussed above.

Other gas sales decreased $183.5 million compared to the prior year period primarily due to a $118.5 million from decreased sales volumes and $65.0 million of decreased sales price per gallon.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin increased $75.0 million compared to the prior year period. This increase resulted primarily from a $47.5 million increase in gross margin per gallon and a $27.5 million increase in propane sales volumes, both as discussed above.

Wholesale sales gross margin increased $12.9 million compared to the prior year period primarily from an increase in gross margin per gallon, as discussed above.

Gross margin - other

Gross margin - other increased $8.9 million primarily due to $3.9 million of grilling tool and accessory sales gained through acquisitions and a $2.9 million increase in material and appliance sales.

Operating income

Operating income increased $64.6 million compared to the prior year period primarily due to $87.9 million of increased “Gross margin – Propane and other gas liquid sales,” as discussed above, and an $8.9 million increase in “Gross margin – Other,” partially offset by a $10.7 million increase in “Operating expense”, a $10.0 million increase in “General and administrative expense”, a $6.3 million increase in "Non-cash employee stock ownership plan compensation charge" and a $4.4 million increase in "Loss on disposal of assets."

“Operating expense” increased primarily due to $10.0 million in additional variable operating expense resulting from increased gallons sold, $8.3 million in increased performance-based incentive expense and $6.9 million in increased general liability and workers' compensation costs, partially offset by $14.1 million in reduced operating expenses resulting from the successful implementation of our efficiency initiatives and cost cutting projects initiated during the prior year. “General and administrative expense” increased primarily due to $7.3 million in performance based incentive expense, $5.1 million in increased non-cash stock based compensation charges, partially offset by a $2.4 million reduction in personnel and other corporate costs. "Non-cash employee stock ownership plan compensation charge" increased primarily due to an increase in the allocation of Ferrell Companies shares to employees. The increase in "Loss on disposal of assets" was due to the timing of the disposals.

Adjusted EBITDA

Adjusted EBITDA increased $79.2 million compared to the prior year period primarily due to a $87.9 million increase in “Gross margin - Propane and other gas liquids sales” and an $8.9 million increase in “Gross margin – Other,” both as discussed above, partially offset by a $11.1 million increase in “Operating expense” as discussed above and a $4.9 million increase in “General and administrative expense.”

“General and administrative expense” increased primarily due to a $7.3 million increase in performance-based incentive expenses, partially offset by a $2.4 million reduction in personnel and other corporate costs.

Interest expense - consolidated

Interest expense decreased $4.1 million primarily due to $2.5 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $1.3 million primarily from reduced rates on our secured credit facility and our accounts receivable securitization facility.

Interest expense - operating partnership

Interest expense decreased $4.2 million primarily due to $2.5 million from the effect of interest rate swaps entered into during the fourth quarter of the prior year period and $1.3 million primarily from reduced rates on our secured credit facility and our accounts receivable securitization facility.

Forward-looking statements

We expect propane gallons, "Total revenues" and “Net earnings” in fiscal 2014 remain consistent compared to fiscal 2013 primarily due to our anticipation of normal winter weather, as defined by NOAA, and stable pricing of propane.

Fiscal Year Ended July 31, 2012 compared to July 31, 2011

			Favorable
(amounts in thousands)			(unfavorable)
Fiscal year ended July 31,	2012	2011	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	619,318	655,408	(36,090)	(6)%
Wholesale – Sales to Resellers	258,812	244,275	14,537	6%
	878,130	899,683	(21,553)	(2)%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,287,485	$1,330,746	$(43,261)	(3)%
Wholesale – Sales to Resellers	557,950	544,817	13,133	2%
Other Gas Sales (a)	315,510	336,694	(21,184)	(6)%
	$2,160,945	$2,212,257	$(51,312)	(2)%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$400,982	$429,751	$(28,769)	(7)%
Wholesale – Sales to Resellers (a)	158,077	173,162	(15,085)	(9)%
	$559,059	$602,913	$(43,854)	(7)%

Gross margin - Other	$82,824	$86,488	$(3,664)	(4)%
Operating income	82,980	105,761	(22,781)	(22)%
Adjusted EBITDA (c)	193,086	227,645	(34,559)	(15)%
Interest expense	93,254	101,885	8,631	8%
Interest expense - operating partnership	77,127	80,074	2,947	4%
Loss on extinguishment of debt	—	46,962	46,962	100%

a)
Gross margin from Other Gas Sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes of fixed-price sales commitments in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

c)
Adjusted EBITDA is calculated as net earnings (loss) attributable to Ferrellgas Partners, L.P., interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, severance charges, non-recurring litigation accrual and related legal fees and net earnings (loss) attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA and Adjusted EBITDA for the fiscal year ended July 31, 2012 and 2011, respectively:

(amounts in thousands)	2012	2011
Net loss attributable to Ferrellgas Partners, L.P.	$(10,952)	$(43,648)
Income tax expense	1,128	1,241
Interest expense	93,254	101,885
Depreciation and amortization expense	83,841	82,486
EBITDA	$167,271	$141,964
Loss on extinguishment of debt	—	46,962
Non-cash employee stock ownership plan compensation charge	9,440	10,157
Non-cash stock and unit-based compensation charge	8,843	13,488
Loss on disposal of assets	6,035	3,633
Other income, net	(506)	(567)
Severance charges	1,055	—
Nonrecurring litigation accrual and related legal fees	892	12,120
Net earnings (loss) attributable to noncontrolling interest	56	(112)
Adjusted EBITDA	$193,086	$227,645

Propane sales volumes during fiscal 2012 decreased 21.6 million gallons from that of the prior year period due to 36.1 million of decreased gallon sales to our retail customers, partially offset by 14.5 million of increased gallon sales to our wholesale customers. We believe wholesale customer sales volume increased due to our emphasis on expanding this portion of our business.

Weather in the more highly concentrated geographic areas we serve was approximately 18% warmer than that of the prior year period, which we believe was the primary factor in the decline of propane sales volumes. We also believe our decrease in sales volume was due to customer conservation resulting from the continuing overall poor economic environment.

Our sales price per gallon is impacted by the wholesale market price of propane. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during fiscal 2012 averaged 7% less than the prior year period. The wholesale market price averaged $1.25 and $1.35 per gallon during fiscal 2012 and 2011, respectively.

Propane prices continued to be volatile in fiscal 2012 as the average wholesale market price at Mt. Belvieu, Texas during the six months ended January 31, 2012 averaged 19% more than the prior period; however, the same average wholesale market price during the six months ended July 31, 2012, averaged 29% less than the prior year period. We believe the effect of this significant increase in the average wholesale market price of propane in the first half of fiscal 2012 caused a decrease in sales volumes and a decrease in gross margin per gallon during the first half of fiscal 2012. In this period of increasing prices, we believe customers conserved and purchased less propane and it was more difficult to maintain gross margins as our ability to increase sales price per gallon did not keep up with the corresponding increase in product prices. Conversely, we believe the effect of this significant decrease in the average wholesale market price of propane during the second half of fiscal 2012 caused an increase in gross margin per gallon. In this period of sharply declining prices, we earned relatively greater gross margin per gallon as our ability to moderate the decline in sales price per gallon did not keep up with the corresponding decline in product prices.

Revenues - Propane and other gas liquids sales

Retail sales decreased $43.3 million compared to the prior year period. This decrease resulted primarily from a $73.3 million decrease in retail propane sales volumes, as discussed above, partially offset by a $30.0 million increase in sales price per gallon, both as discussed above.

Wholesale sales increased $13.1 million compared to the prior year period. This increase resulted from $27.5 million of increased sales volumes, partially offset by $14.4 million of decreased sales price per gallon, both as discussed above.

Other gas sales decreased $21.2 million compared to the prior year period primarily due to a $31.4 million decrease in sales volume of excess inventory to third party propane distributors and marketers, partially offset by $10.2 million of increased sales price per gallon, resulting from sales of excess inventory during the first half of fiscal 2012, as discussed above.

Gross margin - Propane and other gas liquids sales

Retail sales gross margin decreased $28.8 million compared to the prior year period. This decrease resulted primarily from a $22.5 million decrease in propane sales volumes and a $6.3 million decrease in gross margin per gallon, each as discussed above.

Wholesale sales gross margin decreased $15.1 million compared to the prior year period. This decrease resulted primarily from $21.4 million of decreased gross margin per gallon, partially offset by $6.3 million related to increased sales volumes, both as discussed above.

Operating income

Operating income decreased $22.8 million compared to the prior year period primarily due to $43.9 million of decreased “Gross margin – Propane and other gas liquid sales,” as discussed above, and $3.7 million of decreased “Gross margin – Other,” partially offset by a $18.7 million decrease in “General and administrative expense” and a $9.3 million decrease in “Operating expense.”

“Gross margin – Other” decreased primarily due to a $3.0 million decrease in material and appliance sales. “General and administrative expense” decreased primarily due to a $11.2 million reduction in litigation accrual and related legal fees, a $3.6 million decrease in noncash stock compensation charges, a $2.7 million reduction in personnel related costs and a $1.6 million reduction in performance-based incentive expenses. “Operating expense” decreased primarily due to management’s focus on long-term cost reductions which resulted in a $6.4 million reduction in personnel related costs, a $4.5 million reduction in plant and office costs and a $3.5 million reduction in vehicle costs, partially offset by $6.9 million in increased fuel costs.

Adjusted EBITDA

Adjusted EBITDA decreased $34.6 million compared to the prior year period primarily due to $43.9 million of decreased “Gross margin - Propane and other gas liquids sales” and $3.7 million of decreased “Gross margin – Other,” both as discussed above, partially offset by a $8.9 million decrease in “Operating expense” and a $4.2 million decrease in “General and administrative expense.”

“Operating expense” decreased primarily due to management’s focus on long-term cost reductions which resulted in a $6.4 million reduction in personnel related costs, a $4.5 million reduction in plant and office costs and a $3.5 million reduction in vehicle costs, partially offset by $6.9 million in increased fuel costs. “General and administrative expense” decreased primarily due to a $2.7 million reduction in personnel related costs and a $1.6 million reduction in performance-based incentive expenses.

Interest expense - consolidated

Interest expense decreased $8.6 million primarily due to $2.8 million of decreased amortization of discounts and capitalized debt costs and $2.7 million resulting from a decrease in long-term debt borrowings, both of which are the result of refinancings completed during the prior fiscal year, and $2.3 million primarily from lower rates on our secured credit facility and $0.8 million from the effect of interest rate swaps entered into during the current year period.

Interest expense - operating partnership

Interest expense decreased $2.9 million primarily due to $2.7 million of decreased amortization of discounts and capitalized debt costs, which is the result of refinancings completed during the prior fiscal year and $2.3 million primarily from lower rates on our secured credit facility and $0.8 million from the effect of interest rate swaps entered into during the current year period, partially offset by a $2.9 million increase due to increased borrowings.

Loss on extinguishment of debt

During fiscal 2011, we prepaid both the outstanding principal amount on our $450.0 million 6.75% fixed rate senior notes due May 1, 2014 and $98.0 million of our $280.0 million 8.625% fixed rate senior notes due June 15, 2020, incurring a “Loss on extinguishment of debt” of $47.0 million.

Liquidity and Capital Resources

General

Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity and capital resources may be affected by our ability to access the capital markets or by unforeseen demands on cash, or other events beyond our control.

During fiscal 2013, our propane operations were positively impacted by a combination of weather that was significantly colder than the same period in the prior fiscal year, wholesale propane prices that were significantly lower than the same period in the prior fiscal year and a series of efficiency initiatives, cost cutting projects and pricing initiatives designed to improve operating income. The combination of these positive factors has assisted us in improving our distributable cash flow. For fiscal 2013, our distributable cash flow was approximately 113% of the total cash distributions paid for that period.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in “Item 1A. Risk Factors,” we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

During periods of high volatility, our risk management activities may expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls from us or may default on the settlement of positions with us.

Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather, customer retention and purchasing patterns and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.

Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters due to the seasonality of our business.

A quarterly distribution of $0.50 was paid on September 13, 2013, to all common units that were outstanding on September 6, 2013. This represents the seventy-sixth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

Our secured credit facility, publicly-held debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our secured credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.625% senior notes due 2020.

As of July 31, 2013, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2014. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•	significantly warmer than normal temperatures during the winter heating season;

•	a more volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a change in customer retention or purchasing patterns due to economic or other factors in the United States; or

•	a material downturn in the credit and/or equity markets.

Failure to meet applicable financial tests could have a material effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.

We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Financing Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of August 31, 2013, these two registrants collectively had $750.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of August 31, 2013, Ferrellgas Partners had $227.3 million available under this shelf agreement.

Operating Activities

Fiscal 2013 v 2012

Net cash provided by operating activities was $210.1 million for fiscal 2013, compared to net cash provided by operating activities of $124.4 million for fiscal 2012. This increase in cash provided by operating activities was primarily due to a $81.5 million improvement in cash flow from operations and a $3.3 million decrease in working capital requirements.

The increase in cash flow from operations is primarily due to a $87.9 million increase in “Gross margin - Propane and other gas liquids sales” and a $8.9 million increase in "Gross margin - Other," partially offset by a combined $16.0 million increase in "Operating expense" and General and administrative expense", each as discussed above

The decrease in working capital requirements was primarily due to a $19.7 million increase from the timing of accounts payable purchases and disbursements, a $14.7 million decrease in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances and a $7.3 million decrease from the timing of inventory purchases. These decreases in working capital requirements were partially offset by $36.4 million increase in accounts receivable resulting from the timing of billings and collections on accounts receivable.

Fiscal 2012 v 2011

Net cash provided by operating activities was $124.4 million for fiscal 2012, compared to net cash provided by operating activities of $117.6 million for fiscal 2011. This increase in cash provided by operating activities was primarily due to a $7.2 million decrease in working capital requirements and a $0.5 million increase in cash flow from operations.

The decrease in working capital requirements was primarily due to a  $59.2 million decrease in accounts receivable resulting from the significant decrease in the wholesale costs of propane during the second half of fiscal 2012 as well as the timing of billings and collections on accounts receivable and $12.6 million from the timing of customers’ uses of their deposits and advances. These increases were partially offset by $37.8 million from the timing of accounts payable purchases and disbursements and  $22.2 million from the timing of inventory purchases.

The increase in cash flow from operations is primarily due to a $19.5 million decrease in make-whole payments and an $11.2 million decrease in “Litigation accrual and related legal fees” both paid in fiscal 2011 and not repeated in fiscal 2012, a $8.3 million decrease in “Operating expense” and an $8.6 million reduction in “Interest expense” which were offset primarily by a $43.9 million decrease in “Gross margin – Propane and other gas liquids sales.”

The operating partnership

Fiscal 2013 v 2012

Net cash provided by operating activities was $225.9 million for fiscal 2013, compared to net cash provided by operating activities of $140.5 million for fiscal 2012. This increase in cash provided by operating activities was primarily due to a $81.3 million improvement in cash flow from operations and a $3.4 million decrease in working capital requirements.

The increase in cash flow from operations is primarily due to a $87.9 million increase in “Gross margin - Propane and other gas liquids sales” and a $8.9 million increase in "Gross margin - Other," partially offset by a combined $16.0 million increase in "Operating expense" and General and administrative expense", each as discussed above

The decrease in working capital requirements was primarily due to a $19.7 million increase from the timing of accounts payable purchases and disbursements, a $14.6 million decrease in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances and a $7.3 million decrease from the timing of inventory purchases. These decreases in working capital requirements were partially offset by a $36.4 million increase in accounts receivable resulting from the timing of billings and collections on accounts receivable.

Fiscal 2012 v 2011

Net cash provided by operating activities was $140.5 million for fiscal 2012, compared to net cash provided by operating activities of $148.8 million for fiscal 2011. This decrease in cash provided by operating activities was primarily due to a $13.4 million decrease in cash flow from operations, partially offset by a $6.0 million decrease in working capital requirements.

The decrease in cash flow from operations is primarily due to a $43.9 million decrease in “Gross margin - Propane and other gas liquids sales,” partially offset by an $11.2 million decrease in “Litigation accrual and related legal fees” a $11.0 million decrease in make-whole payments both paid in fiscal 2011 and not repeated in fiscal 2012 and a $8.3 million decrease in “Operating expense.”

The decrease in working capital requirements was primarily due to a $59.2 million decrease in accounts receivable resulting from the significant decrease in the wholesale costs of propane during the second half of fiscal 2012 as well as the timing of billings and collections on accounts receivable and $12.6 million from the timing of customers’ uses of their deposits and advances. These increases were partially offset by $37.8 million from the timing of accounts payable purchases and disbursements and $22.2 million from the timing of inventory purchases.

Investing Activities

Fiscal 2013 v 2012

Net cash used in investing activities was $68.1 million for fiscal 2013, compared to net cash used in investing activities of $53.9 million for fiscal 2012. This increase in net cash used in investing activities is primarily due to increases of $26.8 million in business acquisitions, net of cash acquired, partially offset by a $8.4 million decrease in capital expenditures and an increase of $4.2 million in “Proceeds from assets sales”. The decrease in capital expenditures relates primarily to decreased purchases of propane cylinders in our effort to better utilize existing assets. The increase in proceeds from assets sales relates primarily to a one-time sale of underutilized real estate assets.

Fiscal 2012 v 2011

Net cash used in investing activities was $53.9 million for fiscal 2012, compared to net cash used in investing activities of $51.1 million for fiscal 2011. This slight increase in net cash used in investing activities is primarily due to increases of $3.1 million in capital expenditures related to acquisitions.

Financing Activities

Fiscal 2013 v 2012

Net cash used in financing activities was $143.8 million for fiscal 2013, compared to net cash used in financing activities of $69.4 million for fiscal 2011. This increase in net cash used in financing activities was primarily due to a $81.5 million net decrease in the short term portion of our secured credit facility and accounts receivable securitization facility borrowings, both of which are a result of improved cash flows from operating activities. A $57.6 million net increase in proceeds from long-term borrowings was somewhat offset by a $50.0 million decrease in proceeds from equity offerings.

Fiscal 2012 v 2011

Net cash used in financing activities was $69.4 million for fiscal 2012, compared to net cash used in financing activities of $70.5 million for fiscal 2011. This slight decrease in net cash used in financing activities was primarily due to a $32.1 million net increase in secured credit facility and accounts receivable securitization facility short-term borrowings, partially offset by a net $25.0 million decrease in proceeds from both common unit issuances and long-term debt borrowings that were used to refinance long-term debt during fiscal 2011 that was not repeated in fiscal 2012 and a $11.5 million increase in common unit distributions related to equity issuances during the prior twelve month period.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $159.7 million during fiscal 2013 in connection with the distributions declared for the three months ended July 31, 2012, October 31, 2012, January 31, 2013 and April 30, 2013. The quarterly distribution on all common units and the related general partner distribution for the three months ended July 31, 2013 of $39.9 million was paid on September 13, 2013 to holders of record on September 6, 2013.

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $156.5 million during fiscal 2012 in connection with the distributions declared for the three months ended July 31, 2011, October 31, 2011, January 31, 2012 and April 30, 2012.

Secured credit facility

As of July 31, 2013, we had total borrowings outstanding under our secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt. Additionally, Ferrellgas had $174.7 million of available borrowing capacity under our secured credit facility as of July 31, 2013.

Borrowings outstanding at July 31, 2013 under the secured credit facility had a weighted average interest rate of 3.7%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1%; plus a margin varying from 1.00% to 2.00%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00%.

As of July 31, 2013, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2013, the one-month and three-month Eurodollar Rates were 0.22% and 0.28%, respectively.

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and to a lesser extent product purchases. At July 31, 2013, we had available letter of credit remaining capacity of $146.1 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 2.00% to 3.00% (as of July 31, 2013, the rate was 2.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Ferrellgas Receivables is accounted for as a consolidated subsidiary. Expenses associated with accounts receivable securitization transactions are recorded in “Interest expense” in the consolidated statements of earnings. Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility decreased $5.0 million. We received net funding of $8.0 million from this facility during fiscal 2013 as compared to receiving net funding of $13.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. During January 2012, we executed an accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This accounts receivable securitization facility has $225.0 million of capacity, matures on January 19, 2017 and replaced the previous 364-day facility which was to expire on April 4, 2013. This agreement allows for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on available undivided interests in our accounts receivable from certain customers. Borrowings on the accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20%, lower than our previous facility. As of July 31, 2013, we had received cash proceeds of $82.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of July 31, 2013, the weighted average interest rate was 2.4%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Common unit issuances

During fiscal 2012, we completed a non-brokered registered direct offering to Ferrell Companies of 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

During fiscal 2012, we entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.5 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

Ferrellgas Partners issued $1.3 million of common units in connection with acquisitions during fiscal 2012.

Ferrellgas Partners issued $0.9 million and $0.9 million of common units pursuant to its unit option plan during fiscal 2013 and 2012, respectively.

Debt issuances and repayments

During November 2010, we issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. The notes were not registered and were offered and sold only to qualified institutional buyers as defined in Rule 144A under the Securities Act. We received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of our $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. During July 2011, we completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

During March 2011, we redeemed $98.0 million of our $280.0 million 8.625% fixed rate senior notes due 2020, paid an $8.4 million make-whole payment and paid $2.4 million of accrued interest.

These fiscal 2011 debt redemption transactions resulted in $19.5 million of make-whole payments and $27.5 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs for a total loss on extinguishment of debt of $47.0 million.

We believe that the liquidity available from our secured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital and letter of credit requirements in fiscal 2014. See “Accounts Receivable Securitization” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating leading to decreased trade credit;

•	a significant acquisition; or

•	a large uninsured unfavorable lawsuit settlement.

If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See a discussion of related risk factors in the section in Item 1A. “Risk Factors.”

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to the redemption of $98.0 million of our $280.0 million 8.625% fixed rate senior notes in fiscal 2011, cash flows related to common unit issuances and cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $177.2 million and $174.0 million during fiscal 2013 and 2012, respectively. The operating partnership paid cash distributions of $40.3 million on September 13, 2013.

Contributions received by the operating partnership

During fiscal 2013, the operating partnership received cash contributions of $0.8 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under the secured credit facility. The general partner made cash contributions of $9 thousand to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

During fiscal 2012, the operating partnership received cash contributions of $50.7 million from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under the secured credit facility. During fiscal 2012, the operating partnership received asset contributions from Ferrellgas Partners of $1.3 million in connection with acquisitions. The general partner made cash contributions of $0.5 million and non-cash contributions of $0.2 million to the operating partnership to maintain its 1.0101% general partner interest in connection with these contributions from Ferrellgas Partners.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $233.9 million for fiscal 2013, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses and severance costs.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions paid during the year ended (in thousands)
	July 31, 2013	July 31, 2013
Ferrell Companies (1)	21,469,664	$42,939
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,358,475	8,717

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner.

During fiscal 2013, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.4 million.

On September 13, 2013, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

During fiscal 2012, we completed a non-brokered registered direct offering to Ferrell Companies of 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the secured credit facility.

Contractual Obligations

In the performance of our operations, we are bound by certain contractual obligations.

The following table summarizes our contractual obligations at July 31, 2013:

	Payment or settlement due by fiscal year
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion (1)	$3,091	$2,879	$2,757	$123,782	$300,894	$683,233	$1,116,636
Fixed rate interest obligations (2)	75,573	75,573	75,573	75,573	61,885	128,896	493,073
Operating lease obligations (3)	24,500	19,785	16,165	12,644	9,702	7,511	90,307
Operating lease buyouts (4)	1,682	1,230	1,083	1,327	2,746	5,433	13,501
Purchase obligations: (5)
Product purchase commitments: (6)
Estimated payment obligations	109,979	7,318		—	—	—	117,297
Employment agreements (7)	—	—	—	—	—	1,088	1,088
Total	$214,825	$106,785	$95,578	$213,326	$375,227	$826,161	$1,831,902
Underlying product purchase volume commitments (in gallons) (6)	121,158	8,400		—	—	—	129,558

(1)
We have long and short-term payment obligations under agreements such as our senior notes and our secured credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2013, variable rate interest on our outstanding balance of long-term variable rate debt of $121.3 million would be $4.5 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

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

(6)
We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2013 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)	We have an incentive bonus payable to James E. Ferrell of $1.1 million upon his termination.

The components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

The operating partnership

The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion and fixed rate interest obligations, which are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion (1)	$3,091	$2,879	$2,757	$123,782	$300,894	$501,233	$934,636
Fixed rate interest obligations (2)	$59,875	$59,875	$59,875	$59,875	$46,188	$97,500	$383,188

(1)
The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s senior notes and secured credit facility. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources – Financing Activities.”

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt, not including the effect of interest rate swaps. These amounts do not include interest on the long-term portion of our secured credit facility, a variable rate debt obligation. As of July 31, 2013, variable rate interest on our outstanding balance of long-term variable rate debt of $121.3 million would be $4.5 million on an annual basis, not including the effect of interest rate swaps. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our secured credit facility.

The components of other noncurrent liabilities included in our consolidated balance sheets principally consist of property and casualty liabilities. These liabilities are not included in the table above because they are estimates of future payments and not contractually fixed as to timing or amount.

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

Our off-balance sheet arrangements include the leasing of transportation equipment, property and computer equipment and letters of credit available under our secured credit facility.

The leasing of transportation equipment, property and computer equipment is accounted for as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing.

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $4.1 million as of July 31, 2013. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

See discussion about our letters of credit available under our secured credit facility and the sale of accounts receivable to our accounts receivable securitization facility both in “Liquidity and Capital Resources.”

Adoption of New Accounting Standards

Below is a listing of a recently issued accounting pronouncement that we have not yet adopted as of July 31, 2013.

Title of Guidance	Effective Date
None

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

We discuss our significant accounting policies in Note B – Summary of significant accounting policies – to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:

Depreciation of property, plant and equipment

We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the depreciable lives are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to depreciable lives in fiscal 2013, 2012 or 2011.

Residual value of customer and storage tanks

We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years. Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis. There were no such revisions to residual values in fiscal 2013, 2012 or 2011.

Valuation methods, amortization methods and estimated useful lives of intangible assets

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2013, 2012 or 2011, we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.

Our recorded intangible assets primarily include the estimated value assigned to certain customer-related and contract-based assets representing the rights we own arising from the acquisition of propane distribution companies and related contractual agreements. A customer-related or contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. We believe that trademarks and trade names have an indefinite useful life due to our intention to utilize all acquired trademarks and trade names. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the entity, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (5) the effects of obsolescence, demand, competition, and other economic factors and (6) the level of maintenance required to obtain the expected future cash flows.

If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2013, 2012 or 2011, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.

Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.

We did not recognize any impairment losses related to our intangible assets during fiscal 2013, 2012 or 2011. For additional information regarding our intangible assets, see Note B - Summary of significant accounting policies - and Note G - Goodwill and intangible assets, net - to our consolidated financial statements.

Accounting for Risk Management Activities and Derivative Financial Instruments

We enter into commodity forward, futures, swaps and options contracts involving propane and related products to hedge exposures to price risk. These derivative contracts are reported in the consolidated balance sheets at fair value with changes in fair value recognized in cost of product sold in the consolidated statements of earnings or in other comprehensive income in the consolidated statement of partners’ capital. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of earnings. For further discussion of derivative commodity contracts, see Item 7A.

“Quantitative and Qualitative Disclosures about Market Risk,” Note B – Summary of significant accounting policies, Note J – Fair value measurements and Note K – Derivative instruments and hedging activities – to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Stock and unit-based compensation

We utilize a binomial valuation tool to compute an estimated fair value of stock and unit-based awards at each balance sheet date. This valuation tool requires a number of inputs, some of which require an estimate to be made by management. Significant estimates include our computation of volatility, the number of groups of employees, the expected term of awards and the forfeiture rate of awards.

•
Our stock-based awards plan grants awards out of Ferrell Companies. Ferrell Companies is not a publicly-traded company and management does not believe it can be categorized within any certain industry group. As a result, our volatility computation is highly subjective. If a different volatility factor were used, it could significantly change the fair value assigned to stock-based awards at each balance sheet date.

•
Management believes we have three groups of employees that participate in our stock and unit-based compensation plans. If a determination were made that we have a different number of groups of employees, that determination could significantly change the expected term and forfeiture rate assigned to our stock and unit-based awards.

•
Our method for computing the expected term of our stock and unit-based awards utilizes a combination of historical exercise patterns and estimates made by management on grantee exercises patterns. This method could assign a term to our stock and unit-based awards that is significantly different from their actual terms, which could result in a significant difference in the fair value assigned to the awards at each balance sheet date.

•
Our method for computing the expected forfeiture rates of our stock and unit-based awards utilizes a combination of historical forfeiture patterns and estimates made by management on forfeiture patterns. If actual forfeiture rates were to differ significantly from our estimates, it could result in significant differences between actual and reported compensation expense for our stock and unit-based awards.

Litigation accruals and environmental liabilities

We are involved in litigation regarding pending claims and legal actions that arise in the normal course of business and may own sites at which hazardous substances may be present. In accordance with GAAP, we establish reserves for pending claims and legal actions or environmental remediation liabilities when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We did not enter into any risk management trading activities during fiscal 2013. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

Commodity Price Risk Management

Our risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when our gains or losses in the physical product markets are offset by our losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.

Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on our financial statements until settled.

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2013 and 2012, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $10.3 million and $8.8 million as of July 31, 2013 and 2012, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective.

Credit Risk

We maintain credit policies with regard to our counterparties for propane procurement that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.

These counterparties consist of major energy companies who are suppliers, wholesalers, retailers, end users and financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

Interest Rate Risk

At July 31, 2013, we had $253.4 million, in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $2.5 million for fiscal 2014. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We have the following interest rate swaps outstanding as of July 31, 2013, all of which are designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Oct-17	$140,000	Pay a floating rate and receive a fixed rate of 9.125%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of three years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $2.8 million in fiscal 2014. There would be no effect on cash flows due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus, actual results may differ.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statements and Financial Statement Schedules are hereby incorporated by reference. See Note P – Quarterly data (unaudited) – to Ferrellgas Partners, L.P. and Subsidiaries consolidated financial statements and Note O - Quarterly data (unaudited) to Ferrellgas L.P. and Subsidiaries consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.     CONTROLS AND PROCEDURES.

An evaluation was performed by the management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective.

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2013, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

The management of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in 1992 Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2013.

The effectiveness of our internal control over financial reporting for Ferrellgas Partners, as of July 31, 2013, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During the most recent fiscal quarter ended July 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.
We have audited the internal control over financial reporting of Ferrellgas Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of July 31, 2013, based on criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended July 31, 2013, and our report dated September 26, 2013 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 26, 2013

ITEM 9B.     OTHER INFORMATION.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 25, 2013, the members of the Board of Directors Compensation Committee authorized our general partner to enter into a three-year employment agreement with Boyd H. McGathey to serve in the role of Executive Vice President and Chief Operating Officer of our general partner. The agreement contains the following provisions, among others:
During the agreement term, while Mr. McGathey is employed by our general partner, the executive shall

•	receive a base salary payable in accordance with the regular payroll practices of our general partner;

•	be eligible to participate in employee benefit plans and programs maintained by our general partner, subject to the terms and conditions of such plans;

•	be entitled to bonuses from our general partner as determined by the Board of Directors of our general partner; and

•	be reimbursed by our general partner for reasonable out-of-pocket expenses in accordance with our general partner's expense reimbursement policy.
Under the terms of his employment agreement, if Mr. McGathey’s employment with our general partner is terminated for any reason, Mr. McGathey will be entitled to the following payments

•	his earned but unpaid salary for the period ending on the termination date;

•	his accrued but unpaid vacation pay for the period ending with the termination date;

•	his unreimbursed business expenses; and

•	any amounts payable to him under the terms of any employee benefit plan.
Under the terms of his employment agreement, if Mr. McGathey's employment with our general partner is terminated for any reason other than for cause (as defined in the employment agreements) or by Mr. McGathey for good reason (as defined in the employment agreement), Mr. McGathey will be entitled to the following payments and benefits

•	a payment equal to two times his salary;

•	a payment equal to two times his target bonus;

•	continuing group medical coverage for the two year period following the termination date; and

•	a lump sum payment of $12,000 for professional outplacement services.
Mr. McGathey's employment agreement is filed as an exhibit to this Current Report on Form 10-K.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective September 26, 2013, James E. Ferrell has retired as the Executive Chairman of our general partner. Mr. Ferrell remains Chairman of the Board of our general partner.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective September 26, 2013, Pamela A. Breuckmann was elected to the Board of Directors of our general partner. Ms. Breuckmann was elected to the Board of Directors in September 2013. Since 2011, Ms. Breuckmann has served as the President of Ferrell Capital, Inc.  Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, she is the President and Chief Operating Officer of Samson Capital Management, LLC.  This SEC registered investment advisory business specializes in managing Master Limited Partnership securities for investors.  The blend of Ms. Breuckmann's investment experience, accounting background and finance roles give her a unique perspective that serves the Board well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP.  Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting.  She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.  Ms. Breuckmann currently serves on the board of a local not-for-profit, Women's Employment Network.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers of our General Partner

The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 26, 2013. Officers are appointed to their respective office or offices either annually or as needed. Directors are appointed to their respective office or offices annually.

Name	Age	Director Since	Executive Officer Since	Position
James E. Ferrell	73	1984	2000	Chairman of the Board of Directors

Stephen L. Wambold	45	2009	2005	Chief Executive Officer and President, Director

J. Ryan VanWinkle	40	N/A	2008	Executive Vice President and Chief Financial Officer; Treasurer

Tod D. Brown	50	N/A	2006	Executive Vice President, Ferrellgas, Inc. and President, Blue Rhino

Boyd H. McGathey	54	N/A	2013	Executive Vice President and Chief Operating Officer

A. Andrew Levison	57	1994	N/A	Director

John R. Lowden	56	2003	N/A	Director

Michael F. Morrissey	71	1999	N/A	Director

Daniel G. Kaye	59	2012	N/A	Director

Pamela A. Breuckmann	37	2013	N/A	Director

James E. Ferrell – Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of Ferrellgas, Inc. Under his leadership, Ferrellgas has grown from a small, independently owned propane company to one of the nation’s largest propane retailers. An active member of the retail propane industry, Mr. Ferrell is a past President of the World LP Gas Association and a former Chairman of the Propane Vehicle Council.

Stephen L. Wambold – Mr. Wambold joined our general partner as a General Manager in 1997, became Region Vice President in 2003, became Senior Vice President of Operations in 2005, became President and Chief Operating Officer in 2006 and became Chief Executive Officer and President and was appointed to the board of directors in 2009. Mr. Wambold obtained his Bachelors degree from Purdue University.

Mr. Wambold’s experience as a retail propane operations manager brings to the Board a unique and well-developed understanding of our industry and the opportunities within the industry to drive unitholder value. Mr. Wambold contributes to the Board his strategic vision for growth, brand building experience and a consumer focus. Mr. Wambold also adds strong leadership capabilities, operating expertise, business strategy expertise and strategic planning skills.

J. Ryan VanWinkle – Mr. VanWinkle joined our general partner in 1999, became Director of Finance and Treasury in 2004, became Vice President, Finance and Corporate Development in 2007, became Chief Financial Officer, Vice President, Corporate Development and Treasurer in 2008, became Senior Vice President and Chief Financial Officer; Treasurer in 2009 and became Executive Vice President and Chief Financial Officer; Treasurer in 2012. Mr. VanWinkle also serves as a member of the Board of Directors for the Children’s Center for the Visually Impaired in Kansas City, Missouri and for the Employee-Owned S Corporations of America. Mr. VanWinkle obtained his Bachelor of Science degree in Accounting from the University of Missouri – Kansas City.

Tod D. Brown –  Mr. Brown joined our general partner as Senior Director of Sales, Blue Rhino in 2004, became Vice President of Sales, Blue Rhino in 2005, became Vice President, Blue Rhino in 2006, became Senior Vice President, Ferrellgas and President, Blue Rhino in 2008 and became Executive Vice President, Ferrellgas and President, Blue Rhino in 2012. Mr. Brown obtained his Bachelor of Arts degree from Ball State University.

Boyd H. McGathey - Mr. McGathey joined our general partner as Senior Vice President of Operations in 2011 and became Executive Vice President and Chief Operating Officer in 2013. Prior to that, Mr. McGathey served as the West Division President of Inergy, L.P. from January 2010 to March 2011 as well as Partner and Chief Operating Officer of Liberty Propane from March 2005 to December 2009. Mr. McGathey serves on the Board of Directors of International Young Gassers Association, Kansas City Metropolitan Crime Commission, Kansas City Crime Stoppers and Surviving Spouse and Family Endowment Fund.

A. Andrew Levison – Mr. Levison has served on the Board of Directors since 1994 and is a member of the Board’s Compensation and Corporate Governance and Nominating Committees. For the past five years Mr. Levison has served as the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, and the Levison/Present Foundation at Mount Sinai Hospital in New York City. Mr. Levison obtained his Bachelor of Science degree in Finance from Babson College.

Mr. Levison founded Levison & Co., the predecessor of Southfield Capital Advisors, LLC, in 2002. Prior to that, Mr. Levison was the Head of Leveraged Finance at Donaldson, Lufkin & Jenrette (“DLJ”), where he oversaw banking and origination activities for all of DLJ’s investment banking products for leveraged companies. In particular, Mr. Levison focused on high yield securities, leveraged bank loans, bridge loans and mezzanine/equity investments. Under Mr. Levison’s leadership, DLJ became the number one ranked firm for high yield underwriting throughout the 1990’s. While at DLJ, Mr. Levison also served as Co-Chairman of the Credit Committee and as a member of the Management Committee of the Investment Banking Division and the Banking Review Committee. Prior to joining DLJ, Mr. Levison was a Managing Director of the Leveraged Buyout Group at Drexel Burnham Lambert and a Vice-President of the Special Finance Group at Manufacturers Hanover Trust.

While serving on the Board of Directors of our general partner, Mr. Levison’s firm DLJ acted as an underwriter with regard to the initial public offering in 1994 which coincided with the formation of our master limited partnership. Mr. Levison brings to the Board significant experience in capital markets, corporate finance and investment banking. We consider Mr. Levison to be a financial expert.

John R. Lowden – Mr. Lowden was appointed to the Board of Directors in 2003 and chairs the Board’s Compensation Committee and serves on the Board’s Corporate Governance, Audit and Nominating Committee. Since 2001, Mr. Lowden has served as the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of World Dryer Corporation and Metpar Industries, Inc. and serves on the Board of Trustees of Wake Forest University. Mr. Lowden obtained his Master’s degree in Business Administration and his Bachelor of Science degree in Business from Wake Forest University.

Mr. Lowden was a founding partner of NewCastle Partners, LLC in 2001. Prior to that, Mr. Lowden had served as a partner of The Jordan Company, a New York City-based private equity firm. Mr. Lowden was responsible for sourcing, structuring, negotiating and closing investments and monitoring portfolio companies. Mr. Lowden was also an investment banker with Ferris & Company in Washington, DC where he was engaged in mergers and acquisitions, public offerings, private placements and venture capital. During his 25 years in private equity, Mr. Lowden has been a principal investor and participated in the acquisitions of over 35 manufacturing, retail and distribution businesses.

Mr. Lowden brings to the Board significant experience in capital markets, corporate finance and investment banking. We consider Mr. Lowden to be a financial expert.

Michael F. Morrissey – Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee and serves on the Board’s Compensation Committee. Mr. Morrissey has been selected as the presiding director for non-management executive sessions of the Board. Mr. Morrissey retired as the Managing Partner of Ernst & Young’s Kansas City, Missouri office in 1999. For the past five years Mr. Morrissey has served as a board member on the boards of directors of various companies, and currently serves on the Board of Directors and as Audit Committee Chairman of Westar Energy, Inc. (since 2003), serves on the Board of Directors and as Audit Committee Chairman of Waddell & Reed Financial, Inc. (since 2010), and the boards of several private companies and not-for-profit organizations.

Mr. Morrissey served as a partner of Ernst & Young for seventeen years. Prior to that, Mr. Morrissey worked for twelve years for two major accounting firms, one of which was Ernst & Young (for seven years). Mr. Morrissey has been a Certified Public Accountant since 1972. Mr. Morrissey brings to the Board substantial experience as the Chairman of the audit committees of public companies, many years of experience as an audit partner of a major accounting firm and extensive experience as a director of other large private and public companies. We consider Mr. Morrissey to be a financial and accounting expert. Mr. Morrissey has a high level of understanding of the Board’s role and responsibilities based on his service on other company boards. Mr. Morrissey obtained his Bachelor of Business Administration degree in Accounting from the University of Notre Dame and obtained his Master of Business Administration degree in Finance from Temple University.

Daniel G. Kaye  – Mr. Kaye joined the Board of Directors during August 2012, as Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee. Since January 2013 Mr. Kaye has served as Senior Vice President and Chief Financial Officer for HealthEast Care System where he oversees all financial and treasury matters for this billion dollar revenue hospital and clinic system based in St. Paul, Minnesota.  He is also the recently retired Ernst & Young Midwest Managing Partner of Assurance in Chicago, where he was responsible for more than 1,600 professionals in 10 offices serving 12 states. Mr. Kaye enjoyed a track record of increasing leadership and responsibilities over his 35-year career at Ernst & Young which included serving as the New England Area Managing Partner. He has served on the Board of Directors of several not-for-profit organizations including the United Way of Metropolitan Chicago, the United Way of Massachusetts Bay, Catholic Charities, Junior Achievement and the The Greater Boston Chamber of Commerce. Mr. Kaye has been a Certified Public Accountant since 1978 with a Bachelor of Science degree in Accounting from the University of Wisconsin-Madison. We consider Mr. Kaye to be a financial and accounting expert.

Pamela A. Breuckmann - Ms. Breuckmann was elected to the Board of Directors in September 2013. Since 2011, Ms. Breuckmann has served as the President of Ferrell Capital, Inc.  Prior to becoming President of Ferrell Capital, she served as the Chief Financial Officer of the organization from 2007 to 2011. In addition to her role at Ferrell Capital, she is the President and Chief Operating Officer of Samson Capital Management, LLC.  This SEC registered investment advisory business specializes in managing Master Limited Partnership securities for investors.  The blend of Ms. Breuckmann's investment experience, accounting background and finance roles give her a unique perspective that serves the Board well. She began her career in 1998 as an auditor at Deloitte & Touche, LLP.  Ms. Breuckmann graduated from the University of Kansas with Bachelor of Science degrees in Business Administration and Accounting.  She also holds a Master of Accounting and Information Systems degree from the University of Kansas and has been a Certified Public Accountant since 2000.  Ms. Breuckmann currently serves on the board of a local not-for-profit, Women's Employment Network.

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

The Board of Directors of our general partner has adopted a set of Corporate Governance Guidelines for the Board and charters for its Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. A current copy of these Corporate Governance Guidelines and charters, each of which were adopted and approved by the entire Board, are available, free of charge, to our security holders and other interested parties on our website at www.ferrellgas.com (under the caption “Corporate Governance” within “Investor Information”) and are also available in print to any unitholder or other interested parties who request it. Requests for print copies should be directed to:

Ferrellgas, Inc.
Attention: Investor Relations
7500 College Boulevard, Suite 1000
Overland Park, Kansas 66210
913-661-1533
investors@ferrellgas.com.

Please note that the information and materials found on our website, except for SEC filings expressly incorporated by reference into this report herein, are not part of this report and are not incorporated by reference into this report.

Additionally, the Board has affirmatively determined that Mr. Levison, Mr. Lowden, Mr. Morrissey and Mr. Kaye, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s (“NYSE”) corporate governance rules. In conjunction with regular Board meetings, these four non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consultation with the presiding director and the Chairman of the Board.

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. The last CEO certification to the NYSE was submitted on October 4, 2012.

Audit Committee

The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Lowden and Kaye. Mr. Morrissey is the Chairman of the Audit Committee.  Mr. Morrissey and Mr. Kaye each have been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the NYSE and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the NYSE. The Board has determined that all of the members of the Audit Committee are “independent” as described under the relevant standards.

The Audit Committee charter requires the Audit Committee to pre-approve all engagements with any independent auditor, including all engagements regarding the audit of the financial statements of each of Ferrellgas Partners, Ferrellgas Partners Finance Corp., Ferrellgas, L.P., Ferrellgas Finance Corp. and all permissible non-audit engagements with the independent auditor. The Audit Committee charter is available on the company's website.

Limitation on Directors Participating on Audit Committees

The Board has adopted a policy limiting the number of public-company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public-company audit committees, he or she must first obtain the written permission of the Board.

Corporate Governance and Nominating Committee

The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Kaye, Levison and Lowden. Mr. Kaye is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter is available on the company's website.

Compensation Committee

The Board has a designated Compensation Committee, comprised of Messrs. Lowden, Morrissey and Levison. Mr. Lowden is the Chairman of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee has the authority to assist the Board of Directors in fulfilling its responsibility to effectively compensate the senior management of the general partner in a manner consistent with the growth strategy of the general partner. Toward that end, the Compensation Committee oversees the review process of all compensation, equity and benefit plans of Ferrellgas. In discharging this oversight role, the Compensation Committee has full power to consult with, retain and compensate independent legal, financial and/or other advisors as it deems necessary or appropriate. The Compensation Committee charter is available on the company's website.

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
913-661-1533
investors@ferrellgas.com.

Any communications directed to the Board of Directors from employees or others that concern complaints regarding accounting, internal controls or auditing matters will be handled in accordance with procedures adopted by the Audit Committee. All other communications directed to the Board of Directors are initially reviewed by the Investor Relations Department. The Chairman of the Corporate Governance and Nominating Committee is advised promptly of any such communication that alleges misconduct on the part of management or raises legal, ethical or compliance concerns about the policies or practices of the general partner. On a periodic basis, the Chairman of the Corporate Governance and Nominating Committee receives updates on other communications that raise issues related to the affairs of the Partnership but do not fall into the two prior categories. The Chairman of the Corporate Governance and Nominating Committee determines which of these communications require further review. The Corporate Secretary maintains a log of all such communications that is available for review for one year upon request of any member of the Board. Typically, the general partner does not forward to the Board of Directors communications from unitholders or other parties which are of a personal nature or are not related to the duties and responsibilities of the Board, including junk mail, customer complaints, job inquiries, surveys and polls, and business solicitations.

Code of Ethics for Principal Executive and Financial Officers and Code of Business Conduct and Ethics

The Board has adopted a Code of Ethics for our general partner’s principal executive officer, principal financial officer, principal accounting officer or those persons performing similar functions. Additionally, the Board has adopted a general Code of Business Conduct and Ethics for all of our general partner’s directors, officers and employees. These codes, which were adopted and approved by the entire Board, are available to our security holders and other interested parties at no charge on our website at www.ferrellgas.com (under the caption “Corporate Governance” within “Investor Information”) and are also available in print to any security holder or other interested parties who requests it. Requests for print copies should be directed to:

Ferrellgas, Inc.
Attention: Investor Relations
7500 College Boulevard, Suite 1000
Overland Park, Kansas 66210
913-661-1533
investors@ferrellgas.com.

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

Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2013 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Committee Report

As of September 25, 2013, the Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee has determined that this Compensation Discussion and Analysis should be included in this report.

Submitted by:
John R. Lowden
A. Andrew Levison
Michael F. Morrissey

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Lowden, Morrissey and Levison. None of the members were officers or employees of the general partner or any of its subsidiaries prior to or during fiscal 2013. None of the members has any relationship required to be disclosed under this caption under the rules of the Securities and Exchange Commission.

Risks Related to Compensation Policies and Practices

Management conducted a risk assessment of our compensation policies and practices for Fiscal 2013. Based on its evaluation, management does not believe that any such policies or practices create risks that are reasonably likely to have a material adverse effect on the Partnership.

Compensation Discussion and Analysis

Overview of Executive Officer Compensation

Throughout this section, each person who served as the Principal Executive Officer (“PEO”) during fiscal 2013, each person who served as the Principal Financial Officer (“PFO”) during fiscal 2013, the three most highly compensated executive officers other than the PEO and PFO serving at July 31, 2013 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at July 31, 2013 are referred to as the Named Executive Officers (“NEOs”). We do not directly employ our NEOs. Rather, we are managed by our general partner who serves as the employer of our NEOs. We reimburse our general partner for all NEO compensation.

Compensation Objectives

We believe an effective executive compensation package should link total compensation to overall financial performance and to the achievement of both short and long term strategic, operational and financial goals. The elements of our compensation program are intended to provide a total reward package to our NEOs that (i) provides competitive compensation opportunities, (ii) recognizes and rewards individual contribution, (iii) attracts, motivates and retains highly-talented executives, and (iv) aligns executive performance toward the creation of sustained unitholder value rather than the achievement of short-term goals that might be inconsistent with the creation of long-term unitholder value.

Role of Management and Compensation Peer Group

Stephen L. Wambold, with the assistance of J. Ryan VanWinkle, formulates preliminary compensation recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes market compensation survey data provided by the consulting firm Mercer Human Resources Consulting (“Mercer”) which is used to create salary range benchmarks for each NEO's base salary. The compensation survey data provided by Mercer included data from the 16 peer group companies identified below.

We use a peer group of companies in setting compensation levels, determining awards under our option plans and setting director compensation levels. The companies included in this peer group are determined (with the assistance of Mercer) based on the following factors:

•	companies in our industry or related industries (oil and gas, gas utilities, master limited partnerships);

•	companies identified as our peer group of competitors;

•	companies with similar total sales;

•	companies with similar net income; and

•	companies with similar market value.

For purposes of setting compensation for our fiscal year ended July 31, 2013, the companies included in our compensation peer group were as follows:

•	Targa Resources Partners, L.P.

•	Suburban Propane Partners, L.P.

•	Enbridge Energy Partners, L.P.

•	Laclede Group Inc.

•	Genesis Energy, L.P.

•	WGL Holdings Inc.

•	UGI Corp.

•	Star Gas Partners, L.P.

•	Atmos Energy Corp., L.P.

•	Inergy L.P.

•	New Jersey Resources Corp.

•	Regency Energy Partners, L.P.

•	Amerigas Partners, L.P.

•	Alliance Resource Partners, L.P.

•	Copano Energy LLC

•	Northern Tier Energy, L.P.

Components of Named Executive Officer Compensation

During fiscal 2013, elements of compensation for our NEOs consisted of the following:

•	base salary;

•	discretionary bonus;

•	non-equity incentive plan;

•	stock based and unit option plans;

•	employee stock ownership plan;

•	deferred compensation plans; and

•	employment and change-in-control agreements.

Base Salary

Stephen L. Wambold, with the assistance of J. Ryan VanWinkle, formulates preliminary base salary recommendations for all NEOs, including themselves. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes compensation survey data provided by Mercer to provide market data that is used to create benchmarks for each NEO’s base salary. These benchmarks refer to the high and low end of the ranges provided by Mercer, rather than a specific point within the range. The following table identifies the low and high ends of the range included in the Mercer base salary market data for each of our NEOs:

	Low Point	High Point
Chief Executive Officer	431,000	736,000
Chief Operating Officer	362,000	512,000
Chief Financial Officer	287,000	369,000
Top Division Executive	303,000	363,000

Additionally, other factors such as performance and other executive responsibilities are taken into consideration when determining the base salaries of our NEOs.

The amount of salary paid to each NEO during fiscal year 2013 is displayed in the “Salary” column of the Summary Compensation Table.

Discretionary Bonus

Stephen L. Wambold has the authority to recommend for Compensation Committee review and approval, discretionary cash bonuses to any NEO, including himself. These awards are designed to reward performance by a NEO that Stephen L. Wambold believes exceeded expectations in operational or strategic objectives during the last fiscal year. The amount of discretionary bonus paid to each NEO for fiscal 2013 is displayed in the “Bonus” column of the Summary Compensation Table.

Non-Equity Incentive Plan

The Board of Directors has approved each NEO's participation in the general partner’s Corporate Incentive Plan. The purpose of this plan is to provide an incentive for NEOs to meet or exceed annual profitability targets that are consistent with the company’s overall long term strategy to increase unitholder value. Our Board of Directors utilizes data from our compensation peer group to assist in assigning an appropriate incentive target for each NEO. The amount of the corporate incentive plan payment made to each NEO for fiscal 2013 is displayed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

This plan awards a cash payment to the NEO if distributable cash flow (“DCF”) targets are achieved for the fiscal year. DCF has been selected in order to align performance measures for NEOs with how our investors evaluate our performance. Each NEO’s incentive target is computed as a percentage of his base salary. For fiscal 2013 this percentage was as follows:

Named Executive Officer	% of Salary Incentive Target
Stephen L. Wambold	100%
J. Ryan VanWinkle	100%
James E. Ferrell	100%
Tod D. Brown	100%
Boyd H. McGathey	100%

Awards under the plan are based on total company DCF. Total company actual DCF as a percentage of total company target DCF will result in incentive target potential payouts as provided in the table below. No payout is made if actual DCF is less than 100% of targeted DCF.

Percent of Planned DCF Achieved	Incentive Target Potential
100%	100%
105%	125%
110% and above	150%

For fiscal 2013, the percent of targeted total company DCF achieved was above 100%. Based on the improvement in DCF compared to the prior year, the Compensation Committee elected to award Discretionary Bonuses to the NEO's, other than James E. Ferrell, equal to 25% of their Non-equity Incentive awards. In conjunction with Mr. Ferrell's decision to retire as Executive Chairman of our General Partner, the Compensation Committee decided to award Mr. Ferrell a Non-equity Incentive award less than the calculated amount. The amount of corporate incentive plan payouts for Stephen L. Wambold, Boyd H. McGathey, J. Ryan VanWinkle, James E. Ferrell and Tod D. Brown are listed in the "Non-Equity Incentive Plan Compensation"

column of the Summary Compensation Table. For Incentive Plan purposes, total company actual DCF was computed as follows:

(in thousands)
Net income attributable to Ferrellgas Partners, L.P.	$56,426
Add (subtract):
Depreciation and amortization expense	83,344
Non-cash employee stock ownership plan compensation charge	15,769
Non-cash stock and unit-based compensation charge	13,545
Loss on disposal of assets	10,421
Other income, net	(565)
Nonrecurring litigation accrual and related legal fees	1,568
Net earnings attributable to noncontrolling interest	741
Maintenance capital expenditures	(15,070)
DCF	$166,179

Stock-based and Unit Option Plans

We have two equity-based incentive plans available for participation by our NEOs, the “Ferrell Companies Incentive Compensation Plan” and the “Ferrellgas Unit Option Plan.” The amount of compensation cost related to these plans incurred for each NEO during fiscal 2013 is displayed in the “Option Awards” column of the Summary Compensation Table.

Ferrell Companies Incentive Compensation Plan (“ICP”) – The Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers, including NEOs, and directors of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this ICP, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies, stock appreciation rights (“SARs”), performance shares or other incentives payable in cash or in stock. Neither Ferrellgas Partners nor the operating partnership contributes, directly or indirectly, to the ICP. Options granted under the ICP vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance.

Options are granted under the ICP periodically throughout the year at strike prices equal to the most recently published semi-annual valuation by an independent third party valuation firm that is performed on Ferrell Companies, which is a privately held company, for the purposes of the Employee Stock Ownership Plan. All other terms of these awards granted to the NEOs, including the quantity awarded, vesting life and expiration date of awards are discretionary and must be approved by the ICP Option Committee, which includes Stephen L. Wambold and J. Ryan VanWinkle. Awards granted to NEOs must also be approved by the Compensation Committee. To assist the ICP Option Committee and the Compensation Committee in determining the quantity of awards to grant to a NEO, J. Ryan VanWinkle utilizes data from our compensation peer group to create recommended ranges of current year ICP award grants by executive position. Utilizing the peer group data, the Compensation Committee approved stock option awards under the ICP to NEOs in fiscal 2013 taking into account each NEO’s responsibilities, performance and respective holdings of such ICP awards previously granted by the committee to ensure the appropriate level of equity as a component of the NEO’s total compensation package.

Ferrellgas Unit Option Plan (“UOP”) – The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The purpose of the UOP is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance; to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders; and to enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.

This plan is authorized to issue options in common units to employees of the general partner or its affiliates. The Board of Directors of the general partner in its sole discretion administers the authorization of grants and sets the unit option price and vesting terms. The options currently outstanding vest over a one to five year period and expire on the tenth anniversary date of the grant.

During fiscal 2013, no new awards were granted to any NEOs under the UOP.

Employee Stock Ownership Plan (“ESOP”)

On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the ESOP is to provide all employees of our general partner, including NEOs, an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the ESOP, which allows a portion of the shares of Ferrell Companies owned by the ESOP to be allocated to employees’ accounts over time. The value of the shares allocated to each NEO for compensation related to fiscal 2013 is included in the “All Other Compensation” column of the Summary Compensation Table.

Twice per year and in accordance with the ESOP, each NEO’s ESOP account receives an allocation of Ferrell Companies shares. This allocation, as determined by the ESOP, is based on the following:  a) the percentage of the NEO’s base salary, discretionary bonus, and corporate incentive plan payment made during the period, subject to certain limitations under Section 415 of the Internal Revenue Code, and b) shares owned from previous allocations. NEOs vest in their account balances as follows:

Number of Completed Years of Service	Vested Percent
Less than 3 years	—%
3 years	20%
4 years	40%
5 years	60%
6 years	80%
7 years or more	100%

NEOs are entitled to receive a distribution for the vested portion of their accounts at specified times in accordance with the ESOP for normal or late retirement, disability, death, resignation, or dismissal.

Deferred Compensation Plans

Two deferred compensation plans are available for participation by our NEOs, the “Defined Contribution Profit Sharing Plan,” a tax-qualified retirement plan, and the “Supplemental Savings Plan,” a nonqualified deferred compensation plan. The amount of company match related to these plans credited to each NEO’s account during fiscal 2013 is included in the “All Other Compensation” column of the Summary Compensation Table.

Defined Contribution Profit Sharing Plan (“401(k) Plan”) – The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both employee contributions and employer matching contributions. All full-time employees including NEOs, or any of its direct or indirect wholly-owned subsidiaries are eligible to participate in this plan. This plan has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to this plan. This plan provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to this plan.

Our contributions to the profit sharing portion of this plan are discretionary and no profit sharing contributions were made to this plan for fiscal 2013. However, this plan also provides for matching contributions under a cash or deferred arrangement based upon the participant salary and employee contributions to this plan. Due to Internal Revenue Code “Highly Compensated Employee” rules and regulations, NEOs may only contribute up to approximately 6% of their eligible compensation to this plan. We will provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the Supplemental Savings Plan (see below) combined. Employee contributions are 100% vested, while the company’s matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by this plan.

Supplemental Savings Plan (“SSP”) – The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that such employees would have received under the terms of the 401(k) feature of the 401(k) Plan (see above) based on such members' deferral elections thereunder, but which could not be provided under the 401(k) feature of the 401(k) Plan due to the application of certain “Highly Compensated Employee” IRS rules and regulations.

This non-qualified plan is available to all employees who have been designated as “Highly Compensated” as defined in the Internal Revenue Code. NEOs are allowed to make, subject to Internal Revenue Code limitations, pre-tax contributions to the SSP of up to 25% of their eligible compensation. We provide a 50% matching contribution of the first 8% of all eligible contributions made to this plan and the 401(k) Plan (see above) combined. Employee contributions are 100% vested, while our matching contribution vests ratably over the first 5 years of employment. Employee and our matching contributions can be directed, at the employee’s option, to be invested in a number of investment options that are offered by the SSP.

Employment and Change-in-Control Agreements

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into an Employment, Confidentiality and Non-compete agreement and a Change in Control agreement with James E. Ferrell with respect to his role as Chairman of the Board of Directors. The purpose for entering into these agreements is to secure James E. Ferrell’s employment and protect the confidentiality of our proprietary information.

The independent members of the Board of Directors of our general partner have authorized the general partner to enter into Employment Agreements with each of our NEOs other than James E. Ferrell. The purpose for entering into these agreements is to (i) encourage and motivate NEOs to remain employed and focused on the business during a potential change in control, (ii) motivate NEOs to make business decisions that are in the best interest of the company, (iii) ensure that NEOs conduct appropriate due diligence and effectively integrate companies in the event of an acquisition, and (iv) secure the long-term employment of the NEO. The initial term of these agreements ended on December 31, 2012 for Messrs. Wambold, VanWinkle and Brown. The initial term of Mr. McGathey's agreement ends on December 31, 2016. Thereafter, each agreement automatically renews for successive 12-month periods, unless one party to the agreement provides notice of non-renewal to the other at least 180 days before the last day of then current agreement term.

The specific terms of these agreements are described under “Other Potential Post-Employment Payments” below.

Summary Compensation Table

The following table sets forth the compensation for the last three fiscal years of our NEOs:

		Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
					(1)		(3)
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)

Stephen L. Wambold	2013	700,000		175,000	334,433	700,000	41,082	1,950,515
Chief Executive Officer and President	2012	668,594		—	1,658,594	—	24,673	2,351,861
	2011	700,027		400,000	226,370	—	28,966	1,355,363

J. Ryan VanWinkle	2013	400,000		100,000	179,450	400,000	49,476	1,128,926
Executive Vice President and Chief Financial Officer; Treasurer	2012	334,297		—	982,194	—	43,367	1,359,858
	2011	350,013		175,000	108,300	—	43,026	676,339

James E. Ferrell	2013	500,000	(2)	—	401,803	275,000	10,356	1,187,159
Executive Chairman and Chairman of the Board of Directors	2012	477,567	(2)	—	619,800	—	15,140	1,112,507
	2011	500,019	(2)	200,000	155,400	—	11,804	867,223

Tod D. Brown	2013	369,126		100,000	261,278	400,000	45,644	1,176,048
Executive Vice President, Ferrellgas and President, Blue Rhino	2012	350,015		—	927,158	—	41,640	1,318,813
	2011	298,846		—	231,408	250,000	27,199	807,453

Boyd H. McGathey	2013	357,308		100,000	1,117,184	400,000	32,103	2,006,595
Executive Vice President and Chief Operating Officer

(1)
See Note B – Summary of significant accounting policies (17) Stock based and unit-option plans – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Included in this amount is $120,000 of compensation for James E. Ferrell’s role as Chairman of the Board of Directors.

(3)	All Other Compensation consisted of the following:

		ESOP Allocations	401(k) Plan Match	SSP Match	Other		Total All Other Compensation
Name	Year	($)	($)	($)	($)		($)
Stephen L. Wambold	2013	18,353	2,417	5,496	14,816	(5)	41,082
	2012	11,603	8,703	4,367	—		24,673
	2011	12,398	5,479	3,361	7,728	(4)	28,966

J. Ryan VanWinkle	2013	18,353	2,925	7,857	20,341	(11)	49,476
	2012	11,603	4,845	6,700	20,219	(6)	43,367
	2011	12,398	5,416	3,361	21,851	(7)	43,026

James E. Ferrell	2013	—	2,513	7,843	—		10,356
	2012	—	10,774	4,366	—		15,140
	2011	—	—	3,361	8,443	(8)	11,804

Tod D. Brown	2013	18,353	6,547	—	20,744	(12)	45,644
	2012	11,603	10,443	3,097	16,497	(9)	41,640
	2011	12,398	7,867	1,796	5,138	(10)	27,199

Boyd H. McGathey	2013	18,353	12,250	1,500	—		32,103

(4)	This amount primarily includes $6,639 for payment of personal financial, tax or legal advice.

(5)	This amount primarily includes $10,500 for car allowance and $3,691 for payment of personal financial, tax or legal advice.

(6)	This amount includes $12,000 for car allowance, $7,719 for payment of personal financial, tax or legal advice and a $500 gift card.

(7)	This amount primarily includes $14,143 for payment of personal financial, tax or legal advice and a $7,363 gift card.

(8)	This amount includes $6,818 for personal travel of spouse and $1,625 for payment of personal financial, tax or legal advice.

(9)	This amount includes $12,000 for car allowance, $3,997 for payment of personal financial, tax or legal advice and a $500 gift card.

(10)	This amount primarily includes $4,940 for payment of personal financial, tax or legal advice.

(11)	This amount primarily includes $18,000 for car allowance and $1,715 for payment of personal financial, tax or legal advice.

(12)	This amount includes $18,000 for car allowance and $2,183 for payment of personal financial, tax or legal advice.

Grants of Plan-Based Awards

The following table lists information on our general partner’s NEOs grants of plan based awards during the fiscal year ended July 31, 2013:

			All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Award
Name		Grant Date	(#)	($/Share)	($)
Stephen L. Wambold	(3)	10/31/2012	111,200	21.92	180,574
	(1)	10/31/2012	400,000	21.92	152,823
	(3)	1/31/2013	500	21.92	1,037

J. Ryan VanWinkle	(3)	10/31/2012	39,925	21.92	64,833
	(1)	10/31/2012	300,000	21.92	114,617

James E. Ferrell	(3)	10/31/2012	131,500	21.92	72,074
	(1)	10/31/2012	200,000	21.92	109,619
	(3)	1/31/2013	112,500	21.92	220,110

Tod D. Brown	(3)	10/31/2012	41,000	21.92	66,578
	(1)	10/31/2012	250,000	21.92	95,514
	(2)	7/12/2013	50,000	22.36	99,186

Boyd H. McGathey	(1)	10/31/2012	125,000	21.92	47,757
	(2)	2/27/2013	250,000	21.92	461,243
	(1)	4/30/2013	125,000	22.36	112,256
	(2)	7/12/2013	250,000	22.36	495,928

(1)	Grant vests immediately and expires in ten years.

(2)	Grant vests ratably over three years and expires in ten years.

(3)	Grant vests ratably over five years and expires in ten years.

During fiscal 2013 there were no options awarded to our NEOs under the Ferrellgas Unit Option Plan.

Outstanding Equity Awards at Fiscal Year End

The following tables list information concerning our NEOs outstanding equity awards as of July 31, 2013:

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option
Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date
Stephen L. Wambold	—	1,250 (1)	8.02	1/27/2018
	5,250	18,375 (2)	11.78	4/28/2019
	—	15,000 (4)	14.95	2/27/2019
	—	16,000 (5)	14.95	8/30/2019
	136,000	- (19)	19.88	3/9/2020
	52,950	105,900 (7)	19.88	7/16/2020
	46,250	- (8)	23.95	7/16/2021
	74,550	111,825 (9)	23.95	7/16/2021
	57,760	231,040 (10)	22.14	9/28/2021
	30,320	121,280 (11)	22.14	10/28/2021

	43,560	88,440 (12)	22.14	10/28/2021
	—	111,200 (16)	21.92	10/29/2022
	120	480 (13)	22.14	1/28/2022
	43,560	88,440 (14)	20.60	4/28/2022
	—	500 (17)	21.92	1/29/2023
	400,000	- (15)	21.92	10/29/2022

J. Ryan VanWinkle	1,000	2,500 (20)	8.02	3/8/2018
	—	3,375 (21)	11.78	9/12/2019
	20,000	- (3)	17.01	2/27/2018
	—	20,000 (4)	14.95	2/27/2019
	—	15,000 (5)	14.95	8/30/2019
	85,000	- (22)	19.88	3/9/2020
	6,675	13,350 (7)	19.88	7/16/2020
	34,500	51,750 (9)	23.95	7/16/2021
	37,500	- (8)	23.95	7/16/2021
	24,500	98,000 (10)	22.14	9/28/2021
	27,225	55,275 (12)	22.14	10/28/2021
	12,160	48,640 (11)	22.14	10/28/2021
	4,225	16,900 (18)	20.60	4/28/2022
	27,225	55,275 (14)	20.60	4/28/2022
	—	39,925 (16)	21.92	10/29/2022
	300,000	- (15)	21.92	10/29/2022

James E. Ferrell	—	20,000 (5)	14.95	8/30/2019
	121,500	243,000 (7)	19.88	7/16/2020
	46,000	69,000 (9)	23.95	7/16/2021
	100,000	- (8)	23.95	7/16/2021
	26,300	105,200 (11)	22.14	10/28/2021
	15,000	60,000 (13)	22.14	1/28/2022
	200,000	- (15)	21.92	10/29/2022
	—	131,500 (16)	21.92	10/29/2022
	—	112,500 (17)	21.92	1/29/2023

Tod D. Brown	—	10,000 (4)	14.95	2/27/2019
	—	12,000 (5)	14.95	8/30/2019
	56,100	- (22)	19.88	3/9/2020
	30,000	- (8)	23.95	7/16/2021
	77,520	116,280 (9)	23.95	7/16/2021
	35,000	140,000 (10)	22.14	9/28/2021
	17,952	36,448 (12)	22.14	10/28/2021
	12,640	50,560 (11)	22.14	10/28/2021
	17,985	36,515 (14)	20.60	4/28/2022
	2,000	8,000 (18)	20.60	4/28/2022
	250,000	- (15)	21.92	10/29/2022
	—	41,000 (16)	21.92	10/29/2022
	—	50,000 (6)	22.36	7/10/2023

Boyd H. McGathey	50,000	75,000 (23)	23.95	3/11/2021
	—	250,000 (24)	21.93	2/25/2023
	125,000	- (25)	22.36	4/28/2023
	—	250,000 (6)	22.36	7/10/2023

(1)	These options will be fully vested on 1/28/2015.

(2)	These options will be fully vested on 4/28/2016.

(3)	These options were fully vested on 2/28/2013.

(4)	These options were fully vested on 8/29/2013.

(5)	These options will be fully vested on 8/31/2014.

(6)	These options will be fully vested on 7/11/2016.

(7)	These options will be fully vested on 7/18/2015.

(8)	These options were fully vested on 7/19/2011.

(9)	These options will be fully vested on 7/17/2016.

(10)	These options will be fully vested on 9/29/2016.

(11)	These options will be fully vested on 10/29/2016.

(12)	These options will be fully vested on 10/30/2014.

(13)	These options will be fully vested on 1/29/2017.

(14)	These options will be fully vested on 4/30/2015.

(15)	These options were fully vested on 10/31/2012.

(16)	These options will be fully vested on 10/30/2017.

(17)	These options will be fully vested on 1/30/2018.

(18)	These options will be fully vested on 4/29/2017.

(19)	These options were fully vested on 3/11/2013.

(20)	These options will be fully vested on 3/9/2015.

(21)	These options will be fully vested on 9/12/2016.

(22)	These options were fully vested on 3/11/2013.

(23)	These options will be fully vested on 3/12/2016.

(24)	These options will be fully vested on 2/27/2016.

(25)	These options were fully vested on 4/30/2013.

Ferrellgas Unit Option Plan
Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise price	Option
Name	(#) Exercisable	(#) Unexercisable	($)	Expiration Date
Steven L. Wambold	—	15,000 (1)	11.63	2/20/2019
J. Ryan VanWinkle	—	10,000 (1)	11.63	2/20/2019
Tod D. Brown	—	9,000 (1)	11.63	2/20/2019
Boyd H. McGathey	—	—	—	N/A

(1)	These options will be fully vested on 2/20/2014.

Option Exercises

The following tables list information concerning our NEO’s equity awards that were exercised during the fiscal year ended July 31, 2013:

Ferrell Companies Incentive Compensation Plan
Option Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise
Name	(#)	($)
Steven L. Wambold	511,700	1,016,113
J. Ryan VanWinkle	339,925	635,497
James E. Ferrell	444,000	2,566,060
Tod D. Brown	291,000	574,520
Boyd H. McGathey	250,000	220,000

Ferrellgas Unit Option Plan
Option Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise
Name	(#)	($)
Steven L. Wambold	15,000	128,550
J. Ryan VanWinkle	10,000	84,000
Tod D. Brown	9,000	75,600
Boyd H. McGathey	5,800	26,100

Nonqualified Deferred Compensation

The following table lists information concerning our NEOs nonqualified SSP account activity during the fiscal year ended July 31, 2013:

	Executive Contributions in Last FY	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (2)
Name	($)	($)	($)	($)	($)
Stephen L. Wambold	32,039	5,496	49,963	—	321,807
J. Ryan VanWinkle	119,962	7,857	38,674	—	362,924
James E. Ferrell (3)	62,003	7,843	341	—	1,633,138
Tod D. Brown	8,481	—	17,796	—	119,373
Boyd H. McGathey	45,035	1,500	1,925	—	51,715

(1)	Amounts are included in the Summary Compensation Table above.

(2)	The portion of this amount representing registrant contributions made in years prior was previously reported as compensation to the NEO in the Summary Compensation Table for previous years.

Other Potential Post-Employment Payments

The independent members of the Board of Directors of our general partner have authorized our general partner to enter into an employment agreement with James E. Ferrell with respect to his role as Chairman of the Board of Directors. Pursuant to the employment agreement Mr. Ferrell is entitled to:

•	his annual salary;

•	an annual bonus, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

•	an incentive bonus equal to 0.5% of the increase in the equity value of Ferrell Companies from July 31, 1998 to July 31, 2005.

The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2013 was $1.1 million.

Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of death, permanent disability, a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to a cash termination benefit payable within 30 days equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years and is entitled to additional gross-up payments on any payment subject to excise tax. The value of this termination benefit at July 31, 2013 was approximately $1.7 million.

Mr. Ferrell’s agreement also contains a non-compete provision for five years following his termination from the Board of Directors. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours and that he shall not directly or indirectly attempt to induce any employee (subject to modifications made for certain employees in the Waiver to Employment Confidentiality, and Non-Compete Agreement dated December 19, 2006) of Ferrellgas to leave the employ of Ferrellgas or in any way interfere with the relationship between Ferrellgas and any employee.

The members of the Board of Directors Compensation Committee have authorized us and our general partner to enter into a Change-in-Control Agreement with Mr. Ferrell. Pursuant to the terms of the agreement, a change in control is defined as:

(i)	any merger or consolidation of Ferrell Companies in which such entity is not the survivor;

(ii)	any sale of all or substantially all of the common stock of Ferrell Companies by the Employee Stock Ownership Trust;

(iii)	a sale of all or substantially all of the common stock of Ferrellgas, Inc.;

(iv)	a replacement of Ferrellgas, Inc. as the general partner of Ferrellgas Partners, L.P.; or

(v)	a public sale of at least 51 percent of the equity of Ferrell Companies.

Should a termination from the Board of Directors occur resulting from a change in control, Mr. Ferrell will be entitled to:

(i)
a payment equal to two times his annual base salary in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year time frame beginning within five days following the termination date;

(ii)
a payment equal to two times his target bonus, at his target bonus rate in effect immediately prior to the change in control; this amount would be paid in substantially equal monthly installments over a two year time frame beginning within five days following the termination date; and

(iii)	COBRA reimbursements for two years following the termination.

The payments to Mr. Ferrell under the Change-in-Control Agreement are in addition to any payments to which Mr. Ferrell would be entitled under the terms of his separate employment agreement.

The independent members of the Board of Directors of our general partner have authorized our general partner to enter into an Employment Agreement with each of our NEOs other than James E. Ferrell. Pursuant to these employment agreements, during the agreement term, while the NEO is employed by the general partner, each NEO is compensated for his services as follows:

(i)	the NEO receives base annual salary in accordance with the regular payroll practices of the general partner;

(ii)
the NEO is eligible to participate in employee benefit plans and programs maintained from time to time by our general partner for the benefit of similarly situated senior management employees, subject to the terms and conditions of such plans;

(iii)	the NEO is entitled to bonuses, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

(iv)
 the NEO is reimbursed by the general partner, on terms and conditions that are substantially similar to those that apply to other similarly situated senior management employees and in accordance with the general partner’s expense reimbursement policy, for reasonable out-of-pocket expenses for entertainment, travel, meals, lodging and similar items which are consistent with the general partner’s expense reimbursement policy and actually incurred by the NEO in the promotion of the general partner’s business.

Pursuant to the terms of the employment agreements, if the NEO’s employment is terminated for any reason, the NEO will be entitled to the following payments:
(i)the NEO’s earned but unpaid salary for the period ending on the NEO’s termination date;
(ii)the NEO’s accrued but unpaid vacation pay for the period ending on the NEO’s termination date;
(iii)the NEO’s unreimbursed business expenses; and
(iv)any amounts payable to the NEO under the terms of any employee benefit plan.

Pursuant to the terms of the employment agreements, in the event of death, disability, a termination for cause, voluntary resignation or mutual agreement, neither the NEO nor any other person will have any right to payments or benefits other than those listed above for periods after the NEO’s termination date.

Pursuant to the terms of the employment agreements, the term “Cause” means:

(i)
the willful and continued failure by the NEO to substantially perform his duties for Ferrellgas, Inc. (other than any such failure resulting from the NEO’s being disabled) within a reasonable period of time after a written demand for substantial performance is delivered to the NEO by the Board of Ferrellgas, Inc., which demand specifically identifies the manner in which the Board of Ferrellgas, Inc. believes that the NEO has not substantially performed his duties;

(ii)	the willful engaging by the NEO in conduct which is demonstrably and materially injurious to Ferrellgas, Inc., monetarily or otherwise;

(iii)
the engaging by the NEO in egregious misconduct involving serious moral turpitude to the extent that, in the reasonable judgment of the Board of Ferrellgas, Inc., the NEO’s credibility and reputation no longer conform to the standard of the Ferrellgas, Inc.’s executives; or

(iv)	the NEO’s material breach of a material term of this Agreement.

Pursuant to the terms of the employment agreements, the term “Good Reason” means any of the following which occur after the effective date of the employment agreement without the consent of the NEO:

(i)
A reduction in excess of 10% in the NEO’s salary or target incentive potential as in effect as of the effective date of the employment agreement, as the same may be modified from time to time in accordance with the employment agreement;

(ii)
A material diminution in the NEO’s authority, duties or responsibilities as in effect as of the effective date of the employment agreement, as the same may be modified from time to time in accordance with the employment agreement;

(iii)
The relocation of the NEO’s principal office location to a location which is more than 50 highway miles from the location of the NEO’s principal office location as in effect on the effective date of the employment agreement (or such subsequent principal location agreed to by the NEO); or

(iv)	Ferrellgas, Inc.’s material breach of any material term of the employment agreement.

Should a termination of employment occur resulting from a termination other than for Cause or from a termination for Good Reason, each as defined above, each of our NEOs will be entitled to:

(i)
a payment equal to two times the NEO’s annual base salary in effect immediately prior to the termination date; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date;

(ii)
a payment equal to two times the NEO’s target bonus, at his target bonus rate in effect immediately prior to the termination date; this amount would be paid in substantially equal monthly installments over a two year timeframe beginning within five days following the termination date;

(iii)	receive continuing group medical coverage for himself and his dependents for two years following the termination date; and

(iv)	a lump sum payment of $12,000 for professional outplacement services.

The value of the cash severance payments under Mr. Ferrell's Change-in-Control Agreement and under the employment agreements for all of the other NEOs above at September 25, 2013 would be:

NEO	Two times annual base salary ($)	Two times target bonus ($)
Stephen L. Wambold	1,400,000	1,400,000
J. Ryan VanWinkle	800,000	800,000
James E. Ferrell (1) (2)	—	—
Tod D. Brown	800,000	800,000
Boyd H. McGathey	800,000	800,000

(1)
As discussed above, James E. Ferrell's employment agreement contains a separate benefit payable upon certain qualifying terminations from the Board of Directors or a change-in-control which is valued as of July 31, 2013 at an additional $1.7 million.

(2)
Effective September 26, 2013, James E. Ferrell has retired from his role as Executive Chairman. As a result, he no longer has a salary or target bonus that would be eligible for payment under the Change-in-Control agreement discussed above.

Additionally, a change in control would cause each NEO's SARs to become fully vested. At July 31, 2013, this would result in a cash payment due to our NEOs as follows:

NEO	SAR payout at July 31, 2013 upon a change in control ($)
Stephen L. Wambold	5,654,587
J. Ryan VanWinkle	3,246,370
James E. Ferrell	3,876,100
Tod D. Brown	2,592,238
Boyd H. McGathey	1,663,750

Compensation of Non-Employee Directors

We believe our non-employee director compensation package should compensate our non-employee directors in a manner that is competitive within the marketplace. Our compensation package includes a combination of annual director fees and option awards. Total compensation awarded to our non-employee directors varies depending upon their level of activity within the Board. Participation in and chairing of committees within the Board will increase the level of compensation paid to an individual board member.

With the assistance of J. Ryan VanWinkle, Stephen L. Wambold formulates preliminary annual director fee and SAR awards recommendations for each board member. These recommendations are subject to review and approval by the Compensation Committee. To assist Stephen L. Wambold and the Compensation Committee, J. Ryan VanWinkle utilizes publicly available board of director compensation data within our industry, as compiled by Mercer, to provide market data that is used to create benchmarks for each director’s annual director fee and total compensation package.

ICP awards for non-employee members of the Board of Directors are determined utilizing competitive compensation data that is gathered on an annual basis. Annually we compare the compensation of our Board of Directors with the compensation levels and practices of companies that are of similar size and operate in similar industries. We utilize that data to analyze the compensation of our non-employee members of the Board of Directors and ensure that we are competitive in the marketplace for compensating our Board. ICP awards are one element of that compensation, and the actual awards that are granted are determined on a discretionary basis. All SAR awards granted to our non-employee directors have an exercise price equal to the most recently published semi-annual valuation that is performed on Ferrell Companies for the purposes of the ESOP.

The following table sets forth the compensation for the last completed fiscal year of our general partner's Board of Directors.

		Fees Earned or Paid in Cash	Option Awards (4)	All Other Compensation	Total
Name		($)	($)	($)	($)
A. Andrew Levison	(1)	50,000	32,397	—	82,397
John R. Lowden	(1)	68,750	62,115	—	130,865
Michael F. Morrissey	(2)	65,000	14,250	—	79,250
Daniel G. Kaye	(3)	45,938	—	—	45,938
Eric J. Bruun	(5)	25,000	—	—	25,000

(1)	At July 31, 2013 this director had 95,000 ICP awards outstanding.

(2)	At July 31, 2013 this director had 115,000 ICP awards outstanding.

(3)	At July 31, 2013 this director had no ICP awards outstanding.

(4)
See Note B – Summary of significant accounting policies (17) Stock based and unit option plans compensation – to our consolidated financial statements for information concerning these awards. The value reported represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(5)	At July 31, 2013, this former director had no ICP awards outstanding.

At July 31, 2013, non-employee directors held no UOP awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

The following table sets forth certain information as of September 25, 2013, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors, nominees or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

Other than those persons listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.

Ferrellgas Partners, L.P.

Title of class	Name and address of beneficial owner	Units beneficially owned	Percentage of class
Common units	Ferrell Companies, Inc. Employee Stock Ownership Trust 125 S. LaSalle Street, 17th floor Chicago, IL 60603	21,716,554	27.5

	James E. Ferrell 7500 College Blvd. Suite 1000 Overland Park, KS 66210	4,358,475	5.5

	J. Ryan VanWinkle	40,000	*
	Stephen L. Wambold	61,650	*
	Tod D. Brown	36,000	*
	Boyd H. McGathey	11,000	*
	Pamela A. Brueckmann	—	*
	A. Andrew Levison	21,800	*
	John R. Lowden	5,000	*
	Michael F. Morrissey	4,000	*
	Daniel G. Kaye	1,000	*

	All Directors and Executive Officers as a Group	4,538,925	5.7
*              Less than one percent

Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days. See the “Executive Compensation – Outstanding Equity Awards at Fiscal Year End – Ferrellgas Unit Option Plan” table above for the number of common units that could be acquired by each named executive officer through exercising common unit options.

All common stock of Ferrell Companies, Inc. (“FCI shares”) held in the Ferrell Companies, Inc. Employee Stock Ownership Trust (“Trust”) is ultimately voted by the appointed trustee. The current independent trustee of the Trust is GreatBanc Trust Company. Each participant in the Ferrell Companies, Inc. Employee Stock Ownership Plan (“ESOP”) may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares allocated to their ESOP account, but only to the extent required by Sections 401(a)(22) and 409(e)(3) of the Internal Revenue Code and the regulations thereunder (the “Code”). The ESOP plan administrator shall direct the Trustee how to vote both FCI shares not allocated to plan participants (i.e., held in a Trust suspense account) and any allocated FCI shares in the Trust as to which no voting instructions have been received from participants. In all cases, the Trustee may vote the shares as it determines is necessary to fulfill its fiduciary duties under ERISA.

As it relates to the Trust, the Code provides that an ESOP participant may be entitled to direct the Trustee as to the exercise of any voting rights attributable to FCI shares then allocated to their ESOP account with respect to any corporate matters which involves the voting of such shares with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transaction as the Secretary may prescribe in regulations.

The common units owned by the Employee Stock Ownership Trust at September 25, 2013 includes 21,469,664 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2013. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note B – Summary of significant accounting policies (17) Stock based and unit-option plans – to our consolidated financial statements for additional information about the plan.

	Number of common units to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common units remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	74,400	$12.86	26	(2)
Total	74,400	$12.86	26

(1)	The Second Amended and Restated Ferrellgas Unit Option Plan did not require approval by the security holders.

(2)	This number may be increased upon the occurrence of particular events. See narrative below.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The board of directors maintains policies that govern specific related party transactions. Each of these policies contain guidelines on what entities or natural persons are considered related parties or an affiliate and the related procedures that are to be followed if transactions occur with these parties. On a quarterly basis, or more frequently if required by the policies, management provides the board with a discussion of any related party or affiliate trading transactions. Annually, these policies are reviewed by the board’s Corporate Governance and Nominating Committee and considered for approval by the board of directors.

Our directors and officers are required each year to respond to a detailed questionnaire. The questionnaire requires each director and officer to identify every non-Company organization of any type of which they or their family (as defined by the SEC) are a director, partner, member, trustee, officer, employee, representative, consultant or significant shareholder. The questionnaire also requires disclosure of any transaction, relationship or arrangement with the Company. The information obtained from these questionnaires is then evaluated to determine the nature and amount of any transactions or relationships. If significant, the results are provided to the Corporate Governance and Nominating Committee and Board for their use in determining director and officer independence and related party disclosure obligations.

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $233.9 million for fiscal 2013, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at July 31, 2013	Distributions paid during the year ended July 31, 2013 (in thousands)
Ferrell Companies (1)	21,469,664	42,939
FCI Trading Corp. (2)	195,686	392
Ferrell Propane, Inc. (3)	51,204	104
James E. Ferrell (4)	4,358,475	8,717

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner.

During fiscal 2013, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $3.4 million.

On September 13, 2013, Ferrellgas Partners paid distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.4 million, respectively.

Certain Business Relationships

None.

Indebtedness of Management

None.

Transactions with Promoters

None.

Director Independence

The Board has affirmatively determined that Messrs. Levison, Lowden, Kaye and Morrissey, who constitute a majority of its Directors, are “independent” as described by the NYSE’s corporate governance rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the year ended July 31, 2013 and for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the year ended July 31, 2012 and fees billed for other services rendered by Grant Thornton LLP and Deloitte & Touche LLP for such years, unless otherwise noted:

(in thousands)	2013	2012
Audit fees (1)	$720	$1,585
Audit-related fees (2)	23	12
Tax fees (3)	—	420
All other fees (4)	—	10
Total	$743	$2,027

(1)
 Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton LLP for fiscal 2013 and Deloitte & Touche LLP for fiscal 2012 in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to the audit of our internal controls over financial reporting.

(2)
Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP for fiscal 2013 and Deloitte & Touche LLP for fiscal 2012 that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of comfort letters, consents, financial accounting, reporting consultations and audits of our benefit plans.

(3)	Tax fees consist of the aggregate fees billed in fiscal 2012 for professional services rendered by Deloitte Tax for the preparation of Schedule K-1’s for unitholders.

(4)
All other fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by Grant Thornton for fiscal 2013 and Deloitte & Touche LLP for fiscal 2012, other than the services that would normally be reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. These services for fiscal 2012 consisted of subscription fees related to a web-based research tool provided by Deloitte LLP. There were no such fees incurred in fiscal 2013.

The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Grant Thornton LLP and Deloitte & Touche LLP during fiscal 2013 and 2012, respectively, prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an independent accountant.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

FERRELLGAS PARTNERS, L.P.

By Ferrellgas, Inc. (General Partner)

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chairman of the Board of Directors	9/26/2013
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/26/2013
Pamela A. Breuckmann

/s/ A. Andrew Levison	Director	9/26/2013
A. Andrew Levison

/s/ John R. Lowden	Director	9/26/2013
John R. Lowden

/s/ Michael F. Morrissey	Director	9/26/2013
Michael F. Morrissey

/s/ Daniel G. Kaye	Director	9/26/2013
Daniel G. Kaye

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/26/2013
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/26/2013
J. Ryan VanWinkle

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/26/2013
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/26/2013
J. Ryan VanWinkle

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

FERRELLGAS, L.P.

By Ferrellgas, Inc. (General Partner)

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James E. Ferrell	Chairman of the Board of Directors	9/26/2013
James E. Ferrell

/s/ Pamela A. Breuckmann	Director	9/26/2013
Pamela A. Breuckmann

/s/ A. Andrew Levison	Director	9/26/2013
A. Andrew Levison

/s/ John R. Lowden	Director	9/26/2013
John R. Lowden

/s/ Michael F. Morrissey	Director	9/26/2013
Michael F. Morrissey

/s/ Daniel G. Kaye	Director	9/26/2013
Daniel G. Kaye

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/26/2013
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/26/2013
J. Ryan VanWinkle

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

By	/s/ Stephen L. Wambold
Stephen L. Wambold
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen L. Wambold	Chief Executive Officer and President (Principal Executive Officer) and Director	9/26/2013
Stephen L. Wambold

/s/ J. Ryan VanWinkle	Executive Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)	9/26/2013
J. Ryan VanWinkle

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas Partners, L.P.
We have audited the accompanying consolidated balance sheet of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2013, and the related consolidated statements of earnings, comprehensive income, partners' capital (deficit), and cash flows for the year then ended. Our audits of the basic consolidated financial statements included the financial 2013 statement schedules listed in the index appearing on page S-1. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of July 31, 2013, based on criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 26, 2013 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas Partners, L.P. and subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2012, and the related consolidated statements of earnings, comprehensive income, partners' capital, and cash flows for each of the two years in the period ended July 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 1, 2012

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
	July 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$6,464	$8,429
Accounts and notes receivable (including $130,025 and $121,812 of accounts receivable pledged as collateral at 2013 and 2012, respectively, and net of allowance for doubtful accounts of $3,607 and $3,812 at 2013 and 2012, respectively)	131,791	124,004
Inventories	117,116	127,598
Prepaid expenses and other current assets	25,608	29,315
Total current assets	280,979	289,346

Property, plant and equipment, net	589,727	626,551
Goodwill	253,362	248,944
Intangible assets, net	189,516	189,118
Other assets, net	42,444	43,320
Total assets	$1,356,028	$1,397,279

LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
Accounts payable	$49,128	$47,824
Short-term borrowings	50,054	95,730
Collateralized note payable	82,000	74,000
Other current liabilities	121,102	122,667
Total current liabilities	302,284	340,221

Long-term debt	1,106,940	1,059,085
Other liabilities	33,431	25,499
Contingencies and commitments (Note M)

Partners' deficit:
Common unitholders (79,072,819 and 79,006,619 units outstanding at 2013 and 2012, respectively)	(28,931)	43,701
General partner unitholder (798,715 and 798,047 units outstanding at 2013 and 2012, respectively)	(60,362)	(59,630)
Accumulated other comprehensive income (loss)	1,697	(13,159)
Total Ferrellgas Partners, L.P. partners' deficit	(87,596)	(29,088)
Noncontrolling interest	969	1,562
Total partners' deficit	(86,627)	(27,526)
Total liabilities and partners' deficit	$1,356,028	$1,397,279
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
	For the year ended July 31,
	2013	2012	2011

Revenues:
Propane and other gas liquids sales	$1,739,267	$2,160,945	$2,212,257
Other	236,200	178,147	210,958
Total revenues	1,975,467	2,339,092	2,423,215

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,092,261	1,601,886	1,609,344
Cost of product sold - other	144,456	95,323	124,470
Operating expense (includes $2.4 million, $2.7 million and $3.8 million for the years ended July 31, 2013, 2012 and 2011, respectively, for non- cash stock and unit-based compensation)	412,450	401,727	411,038
Depreciation and amortization expense	83,344	83,841	82,486
General and administrative expense (includes $11.2 million, $6.1 million and $9.7 million for the years ended July 31, 2013, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	53,181	43,212	61,891
Equipment lease expense	15,983	14,648	14,435
Non-cash employee stock ownership plan compensation charge	15,769	9,440	10,157
Loss on disposal of assets	10,421	6,035	3,633

Operating income	147,602	82,980	105,761

Interest expense	(89,145)	(93,254)	(101,885)
Loss on extinguishment of debt	—	—	(46,962)
Other income, net	565	506	567

Earnings (loss) before income taxes	59,022	(9,768)	(42,519)

Income tax expense	1,855	1,128	1,241

Net earnings (loss)	57,167	(10,896)	(43,760)

Net earnings (loss) attributable to noncontrolling interest	741	56	(112)

Net earnings (loss) attributable to Ferrellgas Partners, L.P.	56,426	(10,952)	(43,648)

Less: General partner's interest in net earnings (loss)	564	(110)	(436)
Common unitholders' interest in net earnings (loss)	$55,862	$(10,842)	$(43,212)

Basic and diluted net earnings (loss) per common unitholders' interest	$0.71	$(0.14)	$(0.60)

Cash distributions declared per common unit	$2.00	$2.00	$2.00
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	For the year ended July 31,
	2013	2012	2011

Net earnings (loss)	$57,167	$(10,896)	$(43,760)
Cumulative effect of accounting change	—	—	1,255
Other comprehensive income (loss)
Change in value on risk management derivatives	4,252	(25,068)	22,676
Reclassification of gains and losses of derivatives to earnings	10,613	7,108	(17,358)
Foreign currency translation adjustment	(147)	(52)	2
Pension liability adjustment	290	38	(220)
Other comprehensive income (loss)	15,008	(17,974)	5,100
Comprehensive income (loss)	72,175	(28,870)	(37,405)
Less: comprehensive income (loss) attributable to noncontrolling interest	(893)	126	47
Comprehensive income (loss) attributable to Ferrellgas Partners, LP	$71,282	$(28,744)	$(37,358)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in thousands)

	Number of units				Accumulated	Total Ferrellgas Partners, L.P.		Total
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder	other comprehensive income (loss)	partners' capital (deficit)	Non-controlling interest	partners' capital (deficit)
Balance at July 31, 2010	69,521.8	702.2	$141,281	$(58,644)	$(415)	$82,222	$3,680	$85,902

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	23,171	235		23,406	239	23,645
Distributions	—	—	(143,552)	(1,450)		(145,002)	(2,783)	(147,785)
Common units issued in connection with acquisitions	122.6	1.2	2,940	29		2,969	30	2,999
Exercise of common unit options	46.9	0.5	544	6		550	3	553
Common units issued in offering, net of issuance costs	6,275.1	63.4	157,212	1,588		158,800	1,608	160,408
Net loss			(43,212)	(436)		(43,648)	(112)	(43,760)
Cumulative effect of change in accounting principle			1,230	12		1,242	13	1,255
Other comprehensive income					5,048	5,048	52	5,100

Balance at July 31, 2011	75,966.4	767.3	139,614	(58,660)	4,633	85,587	2,730	88,317

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	17,918	181		18,099	184	18,283
Distributions	—	—	(154,955)	(1,565)		(156,520)	(1,757)	(158,277)
Common units issued in connection with acquisitions	68.2	0.7	1,300	13		1,313	13	1,326
Exercise of common unit options	76.6	0.7	891	9		900	8	908
Common units issued in offering, net of issuance costs	2,895.4	29.3	49,775	502		50,277	510	50,787
Net loss			(10,842)	(110)		(10,952)	56	(10,896)
Other comprehensive loss					(17,792)	(17,792)	(182)	(17,974)

Balance at July 31, 2012	79,006.6	798.0	43,701	(59,630)	(13,159)	(29,088)	1,562	(27,526)

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	28,728	291		29,019	295	29,314
Distributions	—	—	(158,086)	(1,596)		(159,682)	(1,790)	(161,472)
Exercise of common unit options	66.2	0.7	864	9		873	9	882
Net earnings			55,862	564		56,426	741	57,167
Other comprehensive income					14,856	14,856	152	15,008

Balance at July 31, 2013	79,072.8	798.7	$(28,931)	$(60,362)	$1,697	$(87,596)	$969	$(86,627)
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2013	2012	2011

Cash flows from operating activities:
Net earnings (loss)	$57,167	$(10,896)	$(43,760)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	83,344	83,841	82,486
Non-cash employee stock ownership plan compensation charge	15,769	9,440	10,157
Non-cash stock and unit-based compensation charge	13,545	8,843	13,488
Loss on disposal of assets	10,421	6,035	3,633
Loss on extinguishment of debt	—	—	27,463
Provision for doubtful accounts	2,066	4,822	6,212
Deferred tax expense	133	913	751
Other	4,520	2,327	4,362
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(5,901)	30,497	(28,732)
Inventories	15,869	8,541	30,772
Prepaid expenses and other current assets	6,157	(8,507)	(4,325)
Accounts payable	508	(19,143)	18,613
Accrued interest expense	(150)	166	(633)
Other current liabilities	6,369	7,969	(3,365)
Other liabilities	303	(445)	439
Net cash provided by operating activities	210,120	124,403	117,561

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(37,186)	(10,387)	(7,298)
Capital expenditures	(40,910)	(49,303)	(49,759)
Proceeds from sale of assets	9,980	5,742	5,994
Net cash used in investing activities	(68,116)	(53,948)	(51,063)

Cash flows from financing activities:
Distributions	(159,682)	(156,520)	(145,002)
Proceeds from increase in long-term debt	58,356	49,697	564,807
Payments on long-term debt	(3,912)	(52,885)	(650,285)
Net additions to (reductions in) short-term borrowings	(45,676)	30,803	(2,276)
Net additions to collateralized short-term borrowings	8,000	13,000	14,000
Cash paid for financing costs	—	(3,607)	(9,886)
Noncontrolling interest activity	(1,781)	(1,239)	(1,172)
Proceeds from exercise of common unit options	864	891	544
Proceeds from equity offering, net of issuance costs of $62 and $300 for the years ended July 31, 2012 and 2011, respectively	—	49,938	157,212
Cash contribution from general partner in connection with common unit issuances	9	511	1,594
Net cash used in financing activities	(143,822)	(69,411)	(70,464)

Effect of exchange rate changes on cash	(147)	(52)	2

Increase (decrease) in cash and cash equivalents	(1,965)	992	(3,964)
Cash and cash equivalents - beginning of year	8,429	7,437	11,401
Cash and cash equivalents - end of year	$6,464	$8,429	$7,437
See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed on April 19, 1994, and is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (the "general partner"), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). As of July 31, 2013, Ferrell Companies beneficially owns 21.7 million of Ferrellgas Partners’ outstanding common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. The operating partnership serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts and stock and unit-based compensation calculations.

(2)    Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas Partners, its wholly-owned subsidiary, Ferrellgas Partners Finance Corp., and the operating partnership, its majority-owned subsidiary, after elimination of all intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners will absorb a majority of the operating partnership’s expected losses, receive a majority of the operating partnership’s expected residual returns and is the operating partnership’s primary beneficiary. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s approximate 1% general partner interest in the operating partnership is accounted for as a noncontrolling interest. The wholly-owned consolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a special purpose entity that has agreements with the operating partnership to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(3)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2013	2012	2011
CASH PAID FOR:
Interest	$84,030	$88,696	$94,553
Income taxes	$550	$764	$591
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$—	$1,300	$2,940
Liabilities incurred in connection with acquisitions	$2,035	$2,321	$2,290
Change in accruals for property, plant and equipment additions	$533	$233	$807

(4)    Fair value measurements: Ferrellgas measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

The common framework for measuring fair value utilizes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

(5)    Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, the operating partnership has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(6)    Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

(7)    Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E – Supplemental financial statement information – for further discussion of property, plant and equipment.

(8)    Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. This excess cost over the fair value is warranted based on the synergies provided by the acquisition. Goodwill recorded is not deductible for income tax purposes. Ferrellgas has determined that it has three reporting units for goodwill impairment testing purposes.  Two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. Ferrellgas has completed the impairment test for each of its reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2013.

(9)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G – Goodwill and intangible assets, net – for further discussion of intangible assets.

(10)    Derivative instruments and hedging activities:

Commodity Price Risk.

Ferrellgas’ overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices.

Ferrellgas’ risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

Ferrellgas’ risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas’ positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas’ gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.

Ferrellgas’ risk management activities may include the use of financial derivative instruments including, but not limited to, swaps, options, and futures to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. All of Ferrellgas’s financial derivative instruments are reported on the consolidated balance sheets at fair value.

Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas’ financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas’ risk relating to adverse fluctuations in propane prices. Ferrellgas formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as “Prepaid expenses and other current assets”, "Other Assets, net", “Other current liabilities”, or "Other liabilities" on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Interest Rate Risk.

Ferrellgas’ overall objective for entering into interest rate derivative contracts, including swaps, is to manage its exposure to interest rate risk associated with its fixed rate senior notes and its floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject Ferrellgas to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas’ fixed rate debt, while increases in interest rates subject Ferrellgas to the risk of increased interest expense related to its variable rate borrowings.

Ferrellgas enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, Other current liabilities” or as “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of earnings.

Ferrellgas enters into cash flow hedges to help reduce its variable interest rate risk.  Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other Comprehensive Income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of earnings as they occur.

(11)  Revenue recognition: Revenues from the distribution of propane and other gas liquids are recognized by Ferrellgas at the time product is delivered with payments generally due 30 days after receipt. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

(12)  Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas are classified within “Equipment lease expense.” See Note E – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(13)  Cost of product sold: “Cost of product sold – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas’ portable propane tanks. “Cost of product sold – other” primarily includes costs related to the sale of propane appliances and equipment.

(14)  Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(15)    General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(16)  Stock-based and unit option plans:

Ferrellgas Unit Option Plan (“UOP”)

The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. The options currently outstanding under the UOP vest over one or five-year periods, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Management believes that there are three groups of employees eligible to participate in the UOP. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2013, 2012 and 2011, the portion of the total non-cash compensation charge relating to the UOP was $4 thousand, $8 thousand and $13 thousand, respectively, and related to grants of unit options to acquire 0.3 million common units.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)

The ICP is not a Ferrellgas stock-compensation plan; however, in accordance with Ferrellgas’ partnership agreements, all Ferrellgas employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas. As a result, Ferrellgas incurs a non-

cash compensation charge from Ferrell Companies. During the years ended July 31, 2013, 2012 and 2011, the portion of the total non-cash compensation charge relating to the ICP was $13.5 million, $8.8 million and $13.5 million, respectively.

Ferrell Companies is authorized to issue up to 9.25 million stock based awards that are based on shares of Ferrell Companies common stock. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The ICP awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. During fiscal 2011, all ICP stock options were exchanged for stock appreciation rights (“SARs”) with terms and conditions nearly identical to the stock options they replaced. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

(17)  Income taxes: Ferrellgas Partners is a publicly-traded master limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with four subsidiaries that are taxable corporations. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships are treated as corporations for federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly-traded partnership will be treated as a partnership for Federal income tax purposes. Based on Ferrellgas’ calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, the accompanying consolidated financial statements of Ferrellgas Partners reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement and differences between Ferrellgas Partners financial reporting year end and its calendar tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2013	2012	2011
Current expense	$1,722	$215	$490
Deferred expense	133	913	751
Income tax expense	$1,855	$1,128	$1,241

Deferred taxes consisted of the following:

	July 31,
	2013	2012
Deferred tax assets	$1,367	$1,158
Deferred tax liabilities	(4,602)	(4,241)
Net deferred tax liability	$(3,235)	$(3,083)

(18)    Sales taxes: Ferrellgas accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19)    Net earnings (loss) per common unitholders’ interest:  Net earnings (loss) per common unitholders’ interest is computed by dividing “Net earnings (loss) attributable to Ferrellgas Partners, L.P.,” after deducting the general partner's 1% interest, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. See Note O – Net earnings (loss) per common unitholders’ interest – for further discussion about these calculations.

(20)    Segment information: Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(21)    New accounting standards:

FASB Accounting Standard Update No. 2010-28
In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update No. 2010-28 (ASU 2010-28), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Ferrellgas’ adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-4
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for interim periods beginning after December 31, 2011 and is required to be applied prospectively. Ferrellgas’ adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update Nos. 2011-05 and 2011-12
In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas' adoption of ASU 2011-05 and 2011-12 in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-08
In September 2011, the FASB issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas adopted this guidance for the quarter ending January 31, 2013 with no impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2012-02
In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas adopted this guidance for the quarter ended January 31, 2013 with no impact on its financial position, results of operations or cash flows.

FASB ASC 860 & 810 - Transfers of financial assets and variable interest entities (“VIE”)
In June 2009, the FASB issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to VIEs. The provisions of these amendments require Ferrellgas to evaluate all VIEs to determine whether they must be consolidated.

As a result of the prospective adoption of these amendments on August 1, 2010, Ferrellgas Receivables is now accounted for as a consolidated subsidiary. Upon adoption, Ferrellgas recognized $107.9 million of “Accounts receivable pledged as collateral, net,” $0.6 million of “Other assets, net” and $47.0 million of ”Collateralized note payable,” derecognized $44.9 million of “Notes receivable from Ferrellgas Receivables” and $15.3 million of “Retained interest in Ferrellgas Receivables” and recorded a $1.3 million “Cumulative effect of a change in accounting principle.”

C.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The proforma effect of these transactions was not material to Ferrellgas’ balance sheets or results of operations.

During fiscal 2013, Ferrellgas acquired propane distribution and grilling tool assets with an aggregate value of $39.2 million in the following transactions:

•	Capitol City Propane, based in California, acquired September 2012;

•	Flores Gas, based in Texas, acquired October 2012;

•	IGS Propane, based in Connecticut, acquired December 2012;

•	Mr. Bar-B-Q, based in New York, acquired March 2013; and

•	Western Petroleum, based in Utah, acquired April 2013.

During fiscal 2012, Ferrellgas acquired propane distribution assets with an aggregate value of $14.0 million in the following transactions:

•	Economy Propane, based in California, acquired September 2011;

•	Federal Petroleum Company, based in Texas, acquired October 2011;

•	Polar Gas Company, based in Wisconsin, acquired November 2011;

•	Welch Propane, based in Texas, acquired November 2011; and

•	Rio Grande Valley Gas, based in Texas, acquired January 2012.

During fiscal 2011, Ferrellgas acquired propane distribution assets with an aggregate value of $12.6 million in the following transactions:

•	Beatty’s Gas, based in Pennsylvania, acquired October 2010;

•	Kings River Propane, based in California, acquired December 2010;

•	Bennett Gas Company, based in Georgia, acquired December 2010;

•	Ram Propane, based in Wyoming, acquired March 2011; and

•	Williams Panhandle Propane, based in Florida, acquired July 2011.

These acquisitions were funded as follows (in thousands):

	For the year ended July 31,
	2013	2012	2011
Cash payments	$37,186	$10,387	$7,298
Issuance of liabilities and other costs and considerations	2,035	2,347	2,348
Common units, net of issuance costs	—	1,300	2,940
Aggregate fair value of transactions	$39,221	$14,034	$12,586

The aggregate fair values of these transactions were allocated as follows:

	For the year ended July 31,
	2013	2012	2011
Working capital	$7,302	$—	$—
Customer tanks, buildings, land and other	5,155	7,454	7,746
Goodwill	4,640	—	5
Customer lists	12,211	5,574	3,151
Non-compete agreements	944	1,006	1,684
Other intangibles and other	5,678	—	—
Trade names & trademarks	3,291	—	—
Aggregate fair value of transactions	$39,221	$14,034	$12,586

The estimated fair values and useful lives of assets acquired during fiscal 2013 are based on a preliminary valuations and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired.  The estimated fair values and useful lives of assets acquired during fiscal 2012 and 2011 are based on an valuations and included only minor adjustments during the 12 month period after the date of acquisition.

D.    Quarterly distributions of available cash

Ferrellgas Partners makes quarterly cash distributions of all of its "available cash.” Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date.

Distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved.

E.    Supplemental financial statement information

Inventories consist of the following:

	2013	2012
Propane gas and related products	$94,946	$110,517
Appliances, parts and supplies	22,170	17,081
Inventories	$117,116	$127,598

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 36 months. As of July 31, 2013, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 113.5 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2013	2012
Land	Indefinite	$30,978	$31,229
Land improvements	2-20	12,021	11,418
Buildings and improvements	20	67,050	67,027
Vehicles, including transport trailers	8-20	101,224	102,374
Bulk equipment and district facilities	5-30	107,835	109,050
Tanks, cylinders and customer equipment	2-30	767,365	782,293
Computer and office equipment	2-5	117,718	116,916
Construction in progress	n/a	3,077	3,421
		1,207,268	1,223,728
Less: accumulated depreciation		617,541	597,177
Property, plant and equipment, net		$589,727	$626,551

Depreciation expense totaled $59.3 million, $60.0 million and $58.7 million for fiscal 2013, 2012 and 2011, respectively.

Other current liabilities consist of the following:

	2013	2012
Accrued interest	$19,795	$19,945
Accrued payroll	30,295	16,495
Customer deposits and advances	20,420	28,842
Other	50,592	57,385
Other current liabilities	$121,102	$122,667

 Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2013	2012	2011
Operating expense	$181,932	$177,903	$183,899
Depreciation and amortization expense	5,744	6,545	6,063
Equipment lease expense	14,028	12,841	12,823
	$201,704	$197,289	$202,785

F.    Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2013	2012
Accounts receivable pledged as collateral	$130,025	$121,812
Accounts receivable	4,867	5,788
Other	506	216
Less: Allowance for doubtful accounts	(3,607)	(3,812)
Accounts and notes receivable, net	$131,791	$124,004

During January 2012, the operating partnership executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces the operating partnership’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, the operating partnership, through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2012, $121.8 million of trade accounts receivable were pledged as collateral against $74.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

The operating partnership structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas’ various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2013, the operating partnership had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2012, the operating partnership had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.4% and 2.6% as of July 31, 2013 and 2012, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2013			July 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$253,362	$—	$253,362	$248,944	$—	$248,944

Intangible assets, net
Amortized intangible assets
Customer lists	$416,620	$(302,179)	$114,441	$404,409	$(282,848)	$121,561
Non-compete agreements	47,974	(40,994)	6,980	47,030	(39,153)	7,877
Other	9,172	(3,445)	5,727	3,507	(2,892)	615
	473,766	(346,618)	127,148	454,946	(324,893)	130,053

Unamortized intangible assets
Trade names & trademarks	62,368		62,368	59,065		59,065
Total intangible assets, net	$536,134	$(346,618)	$189,516	$514,011	$(324,893)	$189,118

Changes in the carrying amount of goodwill are as follows:

Balance July 31, 2011	$248,944
Acquisitions	—
Balance July 31, 2012	248,944
Acquisitions	4,640
Other	$(222)
Balance July 31, 2013	$253,362

Customer lists have estimated lives of 15 years, while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and trade names have indefinite useful lives. Customer lists, non-compete agreements and other intangibles carry a weighted average life of nine years, seven years and seven years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2013	$21,725
2012	21,604
2011	23,766

Estimated amortization expense:
For the year ended July 31,
2014	$19,586
2015	16,758
2016	16,587
2017	16,012
2018	13,457

H.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31,

2013 and 2012, $50.1 million and $95.7 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2013	2012
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 9.125%, due 2017, net of unamortized discount of $2,556 and $3,036 at July 31, 2013 and 2012, respectively (2)	297,444	296,964
Fixed rate, 8.625%, due 2020 (3)	182,000	182,000
Fair value adjustments related to interest rate swaps	(1,657)	7,784

Secured credit facility
Variable interest rate, expiring September 2016 (net of $50.1 million and $95.7 million classified as short-term borrowings at July 31, 2013 and 2012, respectively)	121,346	64,270

Notes payable
9.1% and 9.1% weighted average interest rate at July 31, 2013 and 2012, respectively, due 2012 to 2020, net of unamortized discount of $2,392 and $2,727 at July 31, 2013 and 2012, respectively	10,898	10,588
	1,110,031	1,061,606
Less: current portion, included in other current liabilities on the consolidated balance sheets	3,091	2,521
Long-term debt	$1,106,940	$1,059,085

(1)
On November 24, 2010, the operating partnership issued $500.0 million in aggregate principal amount of 6.50% senior notes due 2021 at an offering price equal to par. The operating partnership received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. This debt redemption transaction also resulted in $25.3 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs. These notes are general unsecured senior obligations of the operating partnership and are effectively junior to all future senior secured indebtedness of the operating partnership, to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of the operating partnership. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. The operating partnership would incur prepayment penalties if it were to repay the notes prior to 2019. On July 7, 2011, the operating partnership completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

(2)
On September 14, 2009, the operating partnership issued $300.0 million of its fixed rate senior notes with a debt discount of $4.2 million that will be amortized to interest expense through 2017. These notes are senior unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership, are senior to all subordinated indebtedness of the operating partnership and are junior to all secured indebtedness of the operating partnership. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on April 1 and October 1 of each year. The outstanding principal amount is due on October 1, 2017. The operating partnership would incur prepayment penalties if it were to repay the notes prior to 2015.

(3)
On April 13, 2010, Ferrellgas Partners issued $280.0 million of its fixed rate senior notes. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year. Ferrellgas Partners would incur prepayment penalties if it were to repay the notes prior to 2018. During March 2011, Ferrellgas Partners redeemed $98.0 million of these fixed rate senior notes, paid an $8.4 million make-whole payment and paid $2.4 million of accrued interest. This debt redemption transaction also resulted in $2.2 million of non-cash write-offs of related capitalized debt costs.

Secured credit facility

During September 2011, Ferrellgas executed an amendment to its secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extended the maturity date to September 2016 and changed the applicable margins for base rate and Eurodollar loans. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the amended secured credit facility bear interest at rates ranging from 1.25% to 1.50% lower than the previous secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2013, Ferrellgas had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt. As of July 31, 2012, Ferrellgas had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt.

Borrowings outstanding at July 31, 2013 and 2012 under the secured credit facility had a weighted average interest rate of 3.7% and 4.2%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 1.00% to 2.00% (as of July 31, 2013 and 2012, the margin was 1.75% and 2.00%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00% (as of July 31, 2013 and 2012, the margin was 2.75% and 3.00%, respectively).

As of July 31, 2013, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2012, the federal funds rate and Bank of America’s prime rate were 0.13% and 3.25%, respectively. As of July 31, 2013, the one-month and three-month Eurodollar Rates were 0.22% and 0.28%, respectively. As of July 31, 2012, the one-month and three-month Eurodollar Rates were 0.31% and 0.43%, respectively.

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At July 31, 2013, Ferrellgas had available letter of credit remaining capacity of $146.1 million. At July 31, 2012, Ferrellgas had available letter of credit remaining capacity of $135.5 million. Ferrellgas incurred commitment fees of $0.9 million, $0.9 million and $1.1 million in fiscal 2013, 2012 and 2011, respectively.

Interest rate swaps

During May 2012, the operating partnership entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. The operating partnership receives 9.125% and pays one-month LIBOR plus 7.96%, on the $140.0 million swapped. In May 2012, the operating partnership also entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. The operating partnership receives 6.5% and pays a one-month LIBOR plus 4.715%, on the $140.0 million swapped. The operating partnership has accounted for these agreements as fair value hedges.

In May 2012, the operating partnership entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on the operating partnership’s secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, the operating partnership will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, the operating partnership will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. The operating partnership has accounted for this agreement as a cash flow hedge.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2013, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2014	$3,091
2015	2,879
2016	2,757
2017	123,782
2018	300,894
Thereafter	683,233
Total	$1,116,636

I.  Partners' capital

As of July 31, 2013 and 2012, limited partner units were beneficially owned by the following:

	2013	2012
Public common unitholders (1)	52,997,790	52,931,590
Ferrell Companies (2)	21,469,664	21,469,664
FCI Trading Corp. (3)	195,686	195,686
Ferrell Propane, Inc. (4)	51,204	51,204
James E. Ferrell (5)	4,358,475	4,358,475

(1)	These common units are listed on the New York Stock Exchange under the symbol “FGP.”

(2)
Ferrell Companies is the owner of the general partner and a 27.2% direct owner of Ferrellgas Partner’s common units and thus a related party. Ferrell Companies also beneficially owns 195,686 and 51,204 common units of Ferrellgas Partners held by FCI Trading Corp. (“FCI Trading”) and Ferrell Propane, Inc. (“Ferrell Propane”), respectively, bringing Ferrell Companies’ total beneficial ownership to 27.5%.

(3)	FCI Trading is an affiliate of the general partner and thus a related party.

(4)	Ferrell Propane is controlled by the general partner and thus a related party.

(5)	James E. Ferrell (“Mr. Ferrell”) is the Chairman of the Board of Directors of the general partner and a related party.

Together these limited partner units represent Ferrellgas Partner’s limited partners’ interest and an effective 98% economic interest in Ferrellgas Partners, exclusive of the general partners’ incentive distribution rights. The general partner has an effective 2% interest in Ferrellgas Partners, excluding incentive distribution rights. Since ongoing distributions have not yet reached the levels required to commence payment of incentive distribution rights to the general partner, distributions to the partners from operations or interim capital transactions will generally be made in accordance with the above percentages. In liquidation, allocations and distributions will be made in accordance with each common unitholder’s positive capital account.

The common units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners and to exercise the other rights or privileges available to such holders under the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated February 18, 2003 (the “Partnership Agreement”). Under the terms of the Partnership Agreement, holders of common units have limited voting rights on matters affecting the business of Ferrellgas Partners. Generally, persons owning 20% or more of Ferrellgas Partners’ outstanding common units cannot vote; however, this limitation does not apply to those common units owned by the general partner or its “affiliates,” as such term is defined in the Partnership Agreement.

Ferrellgas maintains shelf registration statements for the issuance of common units, and other securities that may include deferred participation units, warrants and debt securities. The Partnership Agreement allows the general partner to issue an unlimited number of additional Ferrellgas general and limited partner interests and other equity securities of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any unitholders.

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the year ended July 31,
	2013	2012	2011
Public common unitholders	$105,934	$104,192	$94,188
Ferrell Companies	42,939	41,550	40,160
FCI Trading Corp.	392	392	392
Ferrell Propane, Inc.	104	104	104
James E. Ferrell	8,717	8,717	8,708
General partner	1,596	1,565	1,450
	$159,682	$156,520	$145,002

On August 22, 2013, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended July 31, 2013, which was paid on September 13, 2013. Included in this cash distribution were the following amounts paid to related parties:

Ferrell Companies	$10,735
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,179
General partner	399

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Common unit issuances

During fiscal 2012, Ferrellgas Partners, in a non-brokered registered direct offering, issued to Ferrell Companies 1.4 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During fiscal 2012, Ferrellgas Partners entered into an agreement with an institutional investor relating to a non-brokered registered direct offering of 1.5 million common units. Net proceeds of approximately $25.0 million were used to reduce outstanding indebtedness under the operating partnership’s secured credit facility.

During fiscal 2012, Ferrellgas issued 0.1 million common units valued at $1.3 million in connection with acquisitions of propane distribution assets.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2013 and 2012.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allows the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2013, the general partner made cash contributions of $18 thousand and non-cash contributions of $0.6 million to Ferrellgas to maintain its effective 2% general partner interest.

During fiscal 2012, the general partner made cash contributions of $1.1 million and non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

J.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2013 and 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Commodity derivatives propane swaps	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Commodity derivatives propane swaps	$—	$(907)	$—	$(907)

July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$7,784	$—	$7,784
Commodity derivatives propane swaps	$—	$1,049	$—	$1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,778)	$—	$(1,778)
Commodity derivatives propane swaps	$—	$(12,069)	$—	$(12,069)

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2013 and July 31, 2012, the estimated fair value of Ferrellgas’ long-term debt instruments was $1,186.7 million and $1,173.4 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

K.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed in Note H - Debt. Additional information related to derivatives is provided in Note B – Summary of significant accounting policies.

Derivative instruments and hedging activity

During the years ended July 31, 2013 and 2012, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ consolidated balance sheets as of July 31, 2013 and 2012:

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Commodity derivatives propane swaps	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

The following table provides a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2013 and 2012 of derivatives accounted for under ASC 815-25, Derivatives and Hedging – Fair Value Hedges,  that were designated as hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,		For the year ended July 31,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$3,205	$757	$(21,875)	$(21,875)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2013 and 2012 of the effective portion of derivatives accounted for under ASC 815-30, Derivatives and Hedging – Cash Flow Hedges that were designated as hedging instruments:

	For the year ended July 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives propane swaps	$2,032	Cost of product sold- propane and other gas liquids sales	$(10,613)
Interest rate swap agreements	2,220	Interest expense	—
	$4,252		$(10,613)

	For the year ended July 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives propane swaps	$(23,290)	Cost of product sold- propane and other gas liquids sales	$(7,108)
Interest rate swap agreements	(1,778)	Interest expense	—
	$(25,068)		$(7,108)

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2013, 2012 and 2011 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2013	2012	2011
Beginning balance	$(12,799)	$5,161	$(157)
Change in value on risk management commodity derivatives	2,032	(23,290)	22,676
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	10,613	7,108	(17,358)
Change in value on risk management interest rate derivatives	2,220	(1,778)	—
Ending balance	$2,066	$(12,799)	$5,161

Ferrellgas expects to reclassify net gains of approximately $0.8 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2013 and 2012, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2013, Ferrellgas had financial derivative contracts covering 1.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $1.3 million at July 31, 2013.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  At July 31, 2013, a downgrade in the Partnership’s debt rating could trigger a reduction in credit limit but would not result in any additional collateral requirements.  There were no derivatives with credit-risk-related contingent features in a liability position on July 31, 2013 and Ferrellgas had no collateral posted in the normal course of business related to such derivatives.

L.    Transactions with related parties

Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the consolidated statements of earnings as follows:

	For the year ended July 31,
	2013	2012	2011
Operating expense	$203,859	$198,576	$206,276

General and administrative expense	$30,053	$26,213	$26,777

See additional discussions about transactions with the general partner and related parties in Note I – Partners’ capital.

M.    Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

Ferrellgas has received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. These government agencies issued administrative subpoenas seeking documents and information relating to those practices and Ferrellgas has responded. Ferrellgas believes that its cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. Ferrellgas does not believe any loss is probable or reasonably estimable at this time related to these investigations.

We have also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. We believe that the claims are without merit and intend to defend them vigorously. The case, which has not been certified for class treatment, is currently on appeal before the Tenth Circuit Court of Appeals following the denial of a motion to arbitrate the individual plaintiff's claim. We do not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

Long-term debt-related commitments

Ferrellgas has long and short-term payment obligations under agreements such as senior notes and its credit facility. See Note H – Debt – for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts

Ferrellgas leases certain property, plant and equipment under non-cancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas’ third-party operating leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. Ferrellgas accounts for these arrangements as operating leases.

Ferrellgas is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next 5 fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees was $0.9 million as of July 31, 2013. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $4.1 million as of July 31, 2013. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2013:

	Future minimum rental and buyout amounts by fiscal year
	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$24,500	$19,785	$16,165	$12,644	$9,702	$7,511

Operating lease buyouts	$1,682	$1,230	$1,083	$1,327	$2,746	$5,433

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $32.2 million, $31.7 million and $33.3 million for fiscal 2013, 2012 and 2011, respectively.

N.    Employee benefits

Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $15.8 million, $9.4 million and $10.2 million during fiscal 2013, 2012 and 2011, respectively. Ferrellgas is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2013, 2012 and 2011 were $3.0 million, $2.9 million and $3.1 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2013, 2012 and 2011, other comprehensive income and other liabilities were adjusted by $0.3 million, $38 thousand and $0.2 million, respectively.

O.    Net earnings (loss) per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings (loss) available per common unitholders’ interest in the consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. There was not a dilutive effect resulting from this guidance on basic and diluted net earnings (loss) per common unitholders’ interest for fiscal 2013, 2012 and 2011.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, in periods with net losses, there are no dilutive securities. Units that could potentially dilute basic net earnings per common unitholders’ interest in the future that were not included in the computation of diluted net earnings per common unitholders’ interest, because it would have been antidilutive for the years ended July 31, 2012 and 2011 were 0.1 million and 0.1 million, respectively.

	For the year ended July 31,
	2013	2012	2011
Common unitholders’ interest in net earnings (loss)	$55,862	$(10,842)	$(43,212)

Weighted average common units outstanding (in thousands)	79,038.6	77,572.4	72,313.6

Dilutive securities	37.0	—	—

Weighted average common units outstanding plus dilutive securities	79,075.6	77,572.4	72,313.6

Basic and diluted net earnings per common unitholders’ interest	$0.71	$(0.14)	$(0.60)

P.    Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales, Net earnings attributable to Ferrellgas Partners, L.P. and Common unitholders’ interest in net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of Basic and diluted net earnings (loss) per common unitholders’ interest by quarter may not equal the Basic and diluted net earnings (loss) per common unitholders’ interest for the year due to variations in the weighted average units outstanding used in computing such amounts.

For the year ended July 31, 2013	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$362,909	$658,865	$603,020	$350,673
Gross margin from propane and other gas liquids sales (a)	121,624	206,838	195,201	123,343
Net earnings (loss)	(17,796)	58,843	45,180	(29,060)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(17,658)	58,207	44,681	(28,804)
Common unitholders’ interest in net earnings (loss)	(17,481)	55,069	44,234	(28,516)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.22)	$0.70	$0.56	$(0.36)

For the year ended July 31, 2012	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$538,426	$829,272	$629,619	$341,775
Gross margin from propane and other gas liquids sales (a)	111,097	178,967	155,123	113,872
Net earnings (loss)	(32,895)	36,787	21,062	(35,850)
Net earnings (loss) attributable to Ferrellgas Partners, L.P.	(32,604)	36,374	20,807	(35,529)
Common unitholders’ interest in net earnings (loss)	(32,278)	36,010	20,599	(35,173)

Basic and diluted net earnings (loss) per common unitholders’ interest	$(0.42)	$0.47	$0.26	$(0.45)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”

Q.  Subsequent events

Ferrellgas has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas’ consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Partners Finance Corp.
We have audited the accompanying balance sheet of Ferrellgas Partners Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2013, and the related statement of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheet of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P., and referred to herein as the “Company”) as of July 31, 2012, and the related statements of earnings, stockholder's equity, and cash flows for each of the two years in the period ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 1, 2012

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
BALANCE SHEETS

	July 31,
	2013	2012
ASSETS

Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	12,957	10,919

Accumulated deficit	(12,988)	(10,950)
Total stockholder's equity	$969	$969
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF EARNINGS

	For the year ended July 31,
	2013	2012	2011

General and administrative expense	$2,038	$1,999	$2,789

Net loss	$(2,038)	$(1,999)	$(2,789)
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY

			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity
July 31, 2010	1,000	1,000	6,131	(6,162)	969
Capital contribution	—	—	2,789	—	2,789
Net loss	—	—	—	(2,789)	(2,789)
July 31, 2011	1,000	1,000	8,920	(8,951)	969
Capital contribution	—	—	1,999	—	1,999
Net loss	—	—	—	(1,999)	(1,999)
July 31, 2012	1,000	$1,000	$10,919	$(10,950)	$969
Capital contribution	—	—	2,038	—	2,038
Net loss	—	—	—	(2,038)	(2,038)
July 31, 2013	1,000	$1,000	$12,957	$(12,988)	$969
See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF CASH FLOWS

	For the year ended July 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(2,038)	$(1,999)	$(2,789)
Cash used in operating activities	(2,038)	(1,999)	(2,789)

Cash flows from financing activities:
Capital contribution	2,038	1,999	2,789
Cash provided by financing activities	2,038	1,999	2,789

Change in cash	—	—	—
Cash - beginning of year	969	969	969
Cash - end of year	$969	$969	$969
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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership.

The senior unsecured notes contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2013, the Partnership is in compliance with all requirements, tests, limitations and covenants related to this debt agreement.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $5,063 associated with the net operating loss carryforward of $13,016, which expire at various dates through July 31, 2033, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2013, 2012 or 2011, and there is no net deferred tax asset as of July 31, 2013 and 2012.

D.    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Ferrellgas, L.P.
We have audited the accompanying consolidated balance sheet of Ferrellgas, L.P. and subsidiaries (the “Partnership”) as of July 31, 2013, and the related consolidated statements of earnings, comprehensive income, partners' capital, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the 2013 financial statement schedule listed in the index appearing on page S-1. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Ferrellgas, L.P. and subsidiaries
Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Ferrellgas, L.P. and subsidiaries (“Ferrellgas”) as of July 31, 2012, and the related consolidated statements of earnings, comprehensive income, partners' capital, and cash flows for each of the two years in the period ended July 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Ferrellgas' management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Ferrellgas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Ferrellgas' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 1, 2012

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	July 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,307	$8,218
Accounts and notes receivable (including $130,025 and $121,812 of accounts receivable pledged as collateral at 2013 and 2012, respectively, and net of allowance for doubtful accounts of $3,607 and $3,812 at 2013 and 2012, respectively)	131,791	124,004
Inventories	117,116	127,598
Prepaid expenses and other current assets	25,582	29,275
Total current assets	280,796	289,095

Property, plant and equipment, net	589,727	626,551
Goodwill	253,362	248,944
Intangible assets, net	189,516	189,118
Other assets, net	39,531	39,954
Total assets	$1,352,932	$1,393,662

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$49,128	$47,824
Short-term borrowings	50,054	95,730
Collateralized note payable	82,000	74,000
Other current liabilities	118,903	120,384
Total current liabilities	300,085	337,938

Long-term debt	924,940	877,085
Other liabilities	33,431	25,499
Contingencies and commitments (Note M)

Partners' capital:
Limited partner	91,810	164,737
General partner	938	1,683
Accumulated other comprehensive income (loss)	1,728	(13,280)
Total partners' capital	94,476	153,140
Total liabilities and partners' capital	$1,352,932	$1,393,662
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
	For the year ended July 31,
	2013	2012	2011

Revenues:
Propane and other gas liquids sales	$1,739,267	$2,160,945	$2,212,257
Other	236,200	178,147	210,958
Total revenues	1,975,467	2,339,092	2,423,215

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	1,092,261	1,601,886	1,609,344
Cost of product sold - other	144,456	95,323	124,470
Operating expense (includes $2.4 million, $2.7 million and $3.8 million for the years ended July 31, 2013, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	412,430	401,377	410,680
Depreciation and amortization expense	83,344	83,841	82,486
General and administrative expense (includes $11.2 million, $6.1 million and $9.7 million for the years ended July 31, 2013, 2012 and 2011, respectively, for non-cash stock and unit-based compensation)	53,181	43,212	61,891
Equipment lease expense	15,983	14,648	14,435
Non-cash employee stock ownership plan compensation charge	15,769	9,440	10,157
Loss on disposal of assets	10,421	6,035	3,633

Operating income	147,622	83,330	106,119

Interest expense	(72,974)	(77,127)	(80,074)
Loss on extinguishment of debt	—	—	(36,449)
Other income, net	565	506	567

Earnings (loss) before income taxes	75,213	6,709	(9,837)

Income tax expense	1,838	1,120	1,225

Net earnings (loss)	$73,375	$5,589	$(11,062)
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	For the year ended July 31,
	2013	2012	2011

Net earnings (loss)	$73,375	$5,589	$(11,062)
Cumulative effect of accounting change	—	—	1,255
Other comprehensive income (loss)
Change in value on risk management derivatives	4,252	(25,068)	22,676
Reclassification of gains and losses of derivatives to earnings	10,613	7,108	(17,358)
Foreign currency translation adjustment	(147)	(52)	2
Pension liability adjustment	290	38	(220)
Other comprehensive income (loss)	15,008	(17,974)	5,100
Comprehensive income (loss)	$88,383	$(12,385)	$(4,707)
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income (loss)	capital

Balance at July 31, 2010	$359,782	$3,671	$(406)	$363,047

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	23,406	239		23,645
Contributions in connection with acquisitions	2,940	30		2,970
Cash contributed by Ferrellgas Partners and general partner	157,680	1,611		159,291
Distributions	(272,777)	(2,783)		(275,560)
Net loss	(10,950)	(112)		(11,062)
Cumulative effect of change in accounting principle	1,242	13		1,255
Other comprehensive income			5,100	5,100

Balance at July 31, 2011	261,323	2,669	4,694	268,686

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	18,099	184		18,283
Contributions in connection with acquisitions	1,300	13		1,313
Cash contributed by Ferrellgas Partners and general partner	50,700	518		51,218
Distributions	(172,218)	(1,757)		(173,975)
Net earnings	5,533	56		5,589
Other comprehensive loss			(17,974)	(17,974)

Balance at July 31, 2012	164,737	1,683	(13,280)	153,140

Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	29,019	295		29,314
Cash contributed by Ferrellgas Partners and general partner	800	9		809
Distributions	(175,380)	(1,790)		(177,170)
Net earnings	72,634	741		73,375
Other comprehensive income			15,008	15,008

Balance at July 31, 2013	$91,810	$938	$1,728	$94,476
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended July 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$73,375	$5,589	$(11,062)
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	83,344	83,841	82,486
Non-cash employee stock ownership plan compensation charge	15,769	9,440	10,157
Non-cash stock and unit-based compensation charge	13,545	8,843	13,488
Loss on disposal of assets	10,421	6,035	3,633
Loss on extinguishment of debt	—	—	25,403
Provision for doubtful accounts	2,066	4,822	6,212
Deferred tax expense	133	913	751
Other	4,067	1,902	3,755
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(5,901)	30,497	(28,732)
Inventories	15,869	8,541	30,772
Prepaid expenses and other current assets	6,143	(8,485)	(4,317)
Accounts payable	508	(19,143)	18,613
Accrued interest expense	(151)	165	449
Other current liabilities	6,454	7,988	(3,268)
Other liabilities	303	(445)	439
Net cash provided by operating activities	225,945	140,503	148,779

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(37,186)	(10,400)	(7,327)
Capital expenditures	(40,910)	(49,303)	(49,759)
Proceeds from sale of assets	9,980	5,742	5,994
Net cash used in investing activities	(68,116)	(53,961)	(51,092)

Cash flows from financing activities:
Distributions	(177,170)	(173,975)	(275,560)
Contributions from partners	809	51,218	159,291
Proceeds from increase in long-term debt	58,356	49,697	564,807
Payments on long-term debt	(3,912)	(52,885)	(552,285)
Net additions to (reductions in) short-term borrowings	(45,676)	30,803	(2,276)
Net additions to collateralized short-term borrowings	8,000	13,000	14,000
Cash paid for financing costs	—	(3,472)	(9,713)
Net cash used in financing activities	(159,593)	(85,614)	(101,736)

Effect of exchange rate changes on cash	(147)	(52)	2

Increase (decrease) in cash and cash equivalents	(1,911)	876	(4,047)
Cash and cash equivalents - beginning of year	8,218	7,342	11,389
Cash and cash equivalents - end of year	$6,307	$8,218	$7,342
See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise designated)

A.    Partnership organization and formation

Ferrellgas, L.P. was formed on April 22, 1994, and is a Delaware limited partnership. Ferrellgas, L.P. owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P. Ferrellgas Partners and Ferrellgas, L.P. are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

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

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts and stock and unit-based compensation calculations.

(2)    Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all intercompany accounts and transactions. Ferrellgas, L.P. consolidates the following wholly-owned corporations: Blue Rhino Global Sourcing, Inc., Blue Rhino Canada, Inc., Ferrellgas Real Estate, Inc., Ferrellgas Finance Corp. and Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a special purpose entity that has agreements with Ferrellgas, L.P. to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(3)    Supplemental cash flow information: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the year ended July 31,
	2013	2012	2011
CASH PAID FOR:
Interest	$68,334	$72,999	$72,211
Income taxes	$534	$756	$575
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$—	$1,300	$2,940
Liabilities incurred in connection with acquisitions	$2,035	$2,321	$2,290
Change in accruals for property, plant and equipment additions	$533	$233	$807

(4)    Fair value measurements: Ferrellgas L.P. measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.

The common framework for measuring fair value utilizes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

(5)    Accounts receivable securitization: Through its wholly-owned and consolidated subsidiary Ferrellgas Receivables, Ferrellgas, L.P. has agreements to securitize, on an ongoing basis, a portion of its trade accounts receivable.

(6)    Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods.

(7)    Property, plant and equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that upgrade, replace or completely rebuild major mechanical components and extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note E – Supplemental financial statement information – for further discussion of property, plant and equipment.

(8)    Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. This excess cost over the fair value is warranted based on the synergies provided by the acquisition. Goodwill recorded is not deductible for income tax purposes. Ferrellgas, L.P. has determined that it has three reporting units for goodwill impairment testing purposes. Two of these reporting units contain goodwill that is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under this test, the carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of the evaluation on a specific identification basis. To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. In the second step, the implied fair value of the goodwill is determined by allocating the fair value of all of its assets (recognized and unrecognized) and liabilities to its carrying amount. Ferrellgas, L.P. has completed the impairment test for each of its reporting units and believes that estimated fair values exceed the carrying values of its reporting units as of January 31, 2013.

(9)    Intangible assets: Intangible assets with finite useful lives, consisting primarily of customer lists, non-compete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Trade names and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable. Ferrellgas, L.P. tests indefinite-lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate. Ferrellgas, L.P. has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note G – Goodwill and intangible assets, net – for further discussion of intangible assets.

(10)    Derivatives instruments and hedging activities:

Commodity Price Risk.

Ferrellgas, L.P.’s overall objective for entering into commodity based derivative contracts, including commodity options and swaps, is to hedge a portion of its exposure to market fluctuations in propane prices.

Ferrellgas L.P.’s risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis.

Ferrellgas L.P. attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.

Ferrellgas L.P.’s risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas L.P.’s positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when Ferrellgas L.P.’s gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.

Ferrellgas L.P.’s risk management activities may include the use of financial derivative instruments including, but not limited to, swaps, options, and futures to seek protection from adverse price movements and to minimize potential losses. Ferrellgas L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. All of Ferrellgas L.P.’s derivative instruments are reported on the consolidated balance sheets at fair value.

Ferrellgas L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within GAAP guidance and are therefore not recorded on Ferrellgas L.P.’s financial statements until settled.

On the date that derivative contracts are entered into, other than those designated as normal purchases or normal sales, Ferrellgas L.P. makes a determination as to whether the derivative instrument qualifies for designation as a hedge. These financial instruments are formally designated and documented as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of correlation between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the anticipated cash flows of the underlying exposure being hedged. Since the fair value of these derivatives fluctuates over their contractual lives, their fair value amounts should not be viewed in isolation, but rather in relation to the anticipated cash flows of the underlying hedged transaction and the overall reduction in Ferrellgas, L.P.’s risk relating to adverse fluctuations in propane prices. Ferrellgas, L.P. formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the anticipated cash flows of the related underlying exposures. Any ineffective portion of a financial instrument’s change in fair value is recognized in “Cost of product sold - propane and other gas liquids sales” in the consolidated statements of earnings. Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as either “Prepaid expenses and other current assets”, "Other Assets, net", “Other current liabilities” or "Other Liabilities" on the consolidated balance sheets with changes in fair value reported in other comprehensive income.

Interest Rate Risk.

Ferrellgas L.P.’s overall objective for entering into interest rate derivative contracts, including swaps, is to manage its exposure to interest rate risk associated with its fixed rate senior notes and its floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject Ferrellgas L.P. to interest rate risk. Decreases in interest rates increase the fair value of Ferrellgas L.P.’s fixed rate debt, while increases in interest rates subject Ferrellgas L.P. to the risk of increased interest expense related to its variable rate borrowings.

Ferrellgas L.P. enters into fair value hedges to help reduce its fixed interest rate risk. Interest rate swaps are used to hedge the exposure to changes in the fair value of fixed rate debt due to changes in interest rates. Fixed rate debt that has been designated as being hedged is recorded at fair value while the fair value of interest rate derivatives that are considered fair value hedges are classified as “Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or “Other liabilities” on the consolidated balance sheets. Changes in the fair value of fixed rate debt and any related fair value hedges are recognized as they occur in “Interest expense” on the consolidated statements of earnings.

Ferrellgas enters into cash flow hedges to help reduce its variable interest rate risk. Interest rate swaps are used to hedge the risk associated with rising interest rates and their effect on forecasted interest payments related to variable rate borrowings. These interest rate swaps are designated as cash flow hedges. Thus, the effective portions of changes in the fair value of the hedges are recorded in ”Prepaid expenses and other current assets”, “Other assets, net”, “Other current liabilities” or as “Other liabilities” with an offsetting entry to “Other Comprehensive Income” at interim periods and are subsequently recognized as interest expense in the consolidated statement of earnings when the forecasted transaction impacts earnings. Changes in the fair value of any cash flow hedges that are considered ineffective are recognized as interest expense on the consolidated statement of earnings as they occur.

(11)   Revenue recognition: Revenues from the distribution of propane and other gas liquids are recognized by Ferrellgas at the time product is delivered with payments generally due 30 days after receipt. Ferrellgas offers “even pay” billing programs that can create customer deposits or advances. Revenue is recognized from these customer deposits or advances to customers at the time product is delivered. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue. Revenues from annually billed, non-refundable tank rentals are recognized in “Revenues: other” on a straight-line basis over one year.

(12)   Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within “Operating expense” in the consolidated statements of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within “Depreciation and amortization expense.” Delivery vehicles and distribution technology leased by Ferrellgas, L.P. are classified within “Equipment lease expense.” See Note E – Supplemental financial statement information – for the financial statement presentation of shipping and handling expenses.

(13)    Cost of product sold: “Cost of product sold – propane and other gas liquids sales” includes all costs to acquire propane and other gas liquids, the costs of storing and transporting inventory prior to delivery to Ferrellgas, L.P.’s customers, the results from risk management activities to hedge related price risk and the costs of materials related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks. “Cost of product sold – other” primarily includes costs related to the sale of propane appliances and equipment.

(14)   Operating expenses: “Operating expense” primarily includes the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.

(15) General and administrative expenses: “General and administrative expense” primarily includes personnel and incentive expense related to executives, and employees and other overhead expense related to centralized corporate functions.

(16)  Stock-based and unit option plans:

Ferrellgas Unit Option Plan (“UOP”)
The UOP is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The Compensation Committee of the Board of Directors of the general partner administers the UOP, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the UOP. No single officer or director of the general partner may acquire more than 314,895 common units under the UOP. The options currently outstanding under the UOP vest over one or five-year periods, and expire on the tenth anniversary of the date of the grant. The fair value of each option award is estimated on the date of grant using a binomial option valuation model. Expected volatility is based on the historical volatility of Ferrellgas Partners’ publicly-traded common units. Historical information is used to estimate option exercise and employee termination behavior. Management believes that there are three groups of employees eligible to participate in the UOP. The expected term of options granted is derived from historical exercise patterns and represents the period of time that options are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. During the years ended July 31, 2013, 2012 and 2011, the portion of the total non-cash compensation charge relating to the UOP was $4 thousand, $8 thousand and $13 thousand, respectively, and related to grants of unit options to acquire 0.3 million common units.

Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”)
The ICP is not a Ferrellgas, L.P. stock-compensation plan; however, in accordance with Ferrellgas, L.P.’s partnership agreements, all Ferrellgas, L.P. employee-related costs incurred by Ferrell Companies are allocated to Ferrellgas, L.P. As a result, Ferrellgas, L.P. incurs a non-cash compensation charge from Ferrell Companies. During the years ended July 31, 2013, 2012 and 2011, the portion of the total non-cash compensation charge relating to the ICP was $13.5  million, $8.8 million and $13.5 million, respectively.

Ferrell Companies is authorized to issue up to  9.25 million stock based awards that are based on shares of Ferrell Companies common stock. The ICP was established by Ferrell Companies to allow upper-middle and senior level managers as well as directors of the general partner to participate in the equity growth of Ferrell Companies. The ICP awards vest ratably over periods ranging from zero to 12 years or 100% upon a change of control of Ferrell Companies, or upon the death, disability or retirement at the age of 65 of the participant. All awards expire 10 or 15 years from the date of issuance. During fiscal 2011, all ICP stock options were exchanged for stock appreciation rights (“SARs”) with terms and conditions nearly identical to the stock options they replaced. The fair value of each award is estimated on each balance sheet date using a binomial valuation model.

(17)    Income taxes:  Ferrellgas, L.P. is a limited partnership and owns four subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, the accompanying consolidated financial statements of Ferrellgas, L.P. reflect federal income taxes related to the above mentioned taxable corporations and certain states that allow for income taxation of partnerships. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities, the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement and differences between Ferrellgas, L.P.’s financial reporting year end and limited partners tax year end.

Income tax expense consisted of the following:

	For the year ended July 31,
	2013	2012	2011
Current expense	$1,705	$207	$474
Deferred expense	133	913	751
Income tax expense	$1,838	$1,120	$1,225

Deferred taxes consisted of the following:

	July 31,
	2013	2012
Deferred tax assets	$1,367	$1,158
Deferred tax liabilities	(4,602)	(4,241)
Net deferred tax liability	$(3,235)	$(3,083)

(18)   Sales taxes: Ferrellgas, L.P. accounts for the collection and remittance of sales tax on a net tax basis. As a result, these amounts are not reflected in the consolidated statements of earnings.

(19)  Segment information: Ferrellgas, L.P. is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

(20)  New accounting standards:

FASB Accounting Standard Update No. 2010-28
In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update No. 2010-28 (ASU 2010-28), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Ferrellgas, L.P.’s adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-4
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for interim periods beginning after December 31, 2011 and is required to be applied prospectively. Ferrellgas, L.P.’s adoption of this guidance in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update Nos. 2011-05 and 2011-12
In June 2011, the FASB issued ASU 2011-05, which revises the presentation of comprehensive income in the financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Ferrellgas, L.P.'s adoption of ASU 2011-05 and 2011-12 in fiscal 2012 did not have a significant impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2011-08
In September 2011, the FASB issued ASU 2011-08, which amends the existing guidance on goodwill impairment testing. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Ferrellgas adopted this guidance for the quarter ending January 31, 2013 with no impact on its financial position, results of operations or cash flows.

FASB Accounting Standard Update No. 2012-02
In July 2012, the FASB issued ASU 2012-02, which amends the existing guidance on impairment testing of indefinite-lived intangible assets. Under the new guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  Ferrellgas adopted this guidance for the quarter ended January 31, 2013 with no impact on its financial position, results of operations or cash flows.

FASB ASC 860 & ASC 810 - Transfers of financial assets and variable interest entities (“VIE”)
In June 2009, the FASB issued two amendments to existing GAAP, one of which eliminates the concept of a qualifying special-purpose-entity (“QSPEs”). The second amends guidance applicable to VIEs. The provisions of these amendments require Ferrellgas, L.P. to evaluate all VIEs to determine whether they must be consolidated.

As a result of the prospective adoption of these amendments on August 1, 2010, Ferrellgas Receivables is now accounted for as a consolidated subsidiary. Upon adoption, Ferrellgas, L.P. recognized $107.9 million of “Accounts receivable pledged as collateral, net,” $0.6 million of “Other assets, net” and $47.0 million of ”Collateralized note payable,” derecognized $44.9 million of “Notes receivable from Ferrellgas Receivables” and $15.3 million of “Retained interest in Ferrellgas Receivables” and recorded a $1.3 million “Cumulative effect of a change in accounting principle.”

C.    Business combinations

Business combinations are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisition. The pro forma effect of these transactions was not material to Ferrellgas, L.P.’s balance sheets or results of operations.

During fiscal 2013, Ferrellgas, L.P. acquired propane distribution and grilling tool assets with an aggregate value of $39.2 million in the following transactions:

•	Capitol City Propane, based in California, acquired September 2012;

•	Flores Gas, based in Texas, acquired October 2012;

•	IGS Propane, based in Connecticut, acquired December 2012;

•	Mr. Bar-B-Q, based in New York, acquired March 2013; and

•	Western Petroleum, based in Utah, acquired April 2013.

 During fiscal 2012, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $14.0 million in the following transactions:

•	Economy Propane, based in California, acquired September 2011;

•	Federal Petroleum Company, based in Texas, acquired October 2011;

•	Polar Gas Company, based in Wisconsin, acquired November 2011;

•	Welch Propane, based in Texas, acquired November 2011; and

•	Rio Grande Valley Gas, based in Texas, acquired January 2012.

During fiscal 2011, Ferrellgas, L.P. acquired propane distribution assets with an aggregate value of $12.6 million in the following transactions:

•	Beatty’s Gas, based in Pennsylvania, acquired October 2010;

•	Kings River Propane, based in California, acquired December 2010;

•	Bennett Gas Company, based in Georgia, acquired December 2010;

•	Ram Propane, based in Wyoming, acquired March 2011; and

•	Williams Panhandle Propane, based in Florida, acquired July 2011.

These acquisitions were funded as follows (in thousands):

	For the year ended July 31,
	2013	2012	2011
Cash payments	$37,186	$10,400	$7,298
Issuance of liabilities and other costs and considerations	2,035	2,334	2,348
Contribution of net assets from Ferrellgas Partners	—	1,300	2,940
Aggregate fair value of transactions	$39,221	$14,034	$12,586

The aggregate fair values of these transactions were allocated as follows:

	For the year ended July 31,
	2013	2012	2011
Working capital	$7,302	$—	$—
Customer tanks, buildings, land and other	5,155	7,454	7,746
Goodwill	4,640	—	5
Customer lists	12,211	5,574	3,151
Non-compete agreements	944	1,006	1,684
Other intangibles & other	5,678	—	—
Trade names & trademarks	3,291	—	—
Aggregate fair value of transactions	$39,221	$14,034	$12,586

The estimated fair values and useful lives of assets acquired during fiscal 2013 are based on a preliminary valuations and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these transactions to determine the final allocation of the total purchase price to the various assets and liabilities acquired. The estimated fair values and useful lives of assets acquired during fiscal 2012 and 2011 are based on an valuations and included only minor adjustments during the 12 month period after the dates of acquisition.

D.    Quarterly distributions of available cash

Ferrellgas, L.P. makes quarterly cash distributions of all of its "available cash." Available cash is defined in the partnership agreement of Ferrellgas, L.P. as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas, L.P.’s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April, and July.

Distributions by Ferrellgas, L.P. in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made approximately 99% to Ferrellgas Partners and approximately 1% to the general partner.

E.    Supplemental financial statement information

Inventories consist of the following:

	2013	2012
Propane gas and related products	$94,946	$110,517
Appliances, parts and supplies	22,170	17,081
Inventories	$117,116	$127,598

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 36 months. As of July 31, 2013, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 113.5 million gallons of propane at fixed prices.

Property, plant and equipment, net consist of the following:

	Estimated useful lives	2013	2012
Land	Indefinite	$30,978	$31,229
Land improvements	2-20	12,021	11,418
Buildings and improvements	20	67,050	67,027
Vehicles, including transport trailers	8-20	101,224	102,374
Bulk equipment and district facilities	5-30	107,835	109,050
Tanks, cylinders and customer equipment	2-30	767,365	782,293
Computer and office equipment	2-5	117,718	116,916
Construction in progress	n/a	3,077	3,421
		1,207,268	1,223,728
Less: accumulated depreciation		617,541	597,177
Property, plant and equipment, net		$589,727	$626,551

Depreciation expense totaled $59.3 million,  $60.0 million and $58.7 million for fiscal 2013, 2012 and 2011, respectively.

Other current liabilities consist of the following:

	2013	2012
Accrued interest	$17,787	$17,938
Accrued payroll	30,295	16,495
Customer deposits and advances	20,420	28,842
Other	50,401	57,109
Other current liabilities	$118,903	$120,384

Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the year ended July 31,
	2013	2012	2011
Operating expense	$181,932	$177,903	$183,899
Depreciation and amortization expense	5,744	6,545	6,063
Equipment lease expense	14,028	12,841	12,823
	$201,704	$197,289	$202,785

F.  Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	2013	2012
Accounts receivable pledged as collateral	$130,025	$121,812
Accounts receivable	4,867	5,788
Other	506	216
Less: Allowance for doubtful accounts	(3,607)	(3,812)
Accounts and notes receivable, net	$131,791	$124,004

During January 2012, Ferrellgas, L.P. executed a new accounts receivable securitization facility with Wells Fargo Bank, N.A., Fifth Third Bank and SunTrust Bank. This new accounts receivable securitization facility has up to $225.0 million of capacity, matures on January 19, 2017 and replaces Ferrellgas, L.P.’s previous 364-day facility which was to expire on April 4, 2013. As part of this new facility, Ferrellgas, L.P., through Ferrellgas Receivables, securitizes a portion of its trade accounts receivable through a commercial paper conduit for proceeds of up to $225.0 million during the months of January, February, March and December, $175.0 million during the months of April and May and $145.0 million for all other months, depending on the availability of undivided interests in its accounts receivable from certain customers. Borrowings on the new accounts receivable securitization facility bear interest at rates ranging from 1.45% to 1.20% lower than the previous facility. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2012, $121.8 million of trade accounts receivable were pledged as collateral against $74.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

Ferrellgas, L.P. structured Ferrellgas Receivables in order to facilitate securitization transactions while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants were compromised, funding from the facility could be restricted or suspended, or its costs could increase. As of July 31, 2013, Ferrellgas, L.P. had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2012, Ferrellgas, L.P. had received cash proceeds of $74.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 2.4% and 2.6% as of July 31, 2013 and 2012, respectively.

G.    Goodwill and intangible assets, net

Goodwill and intangible assets, net consist of the following:

	July 31, 2013			July 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill, net	$253,362	$—	$253,362	$248,944	$—	$248,944

Intangible assets, net
Amortized intangible assets
Customer lists	$416,620	$(302,179)	$114,441	$404,409	$(282,848)	$121,561
Non-compete agreements	47,974	(40,994)	6,980	47,030	(39,153)	7,877
Other	9,172	(3,445)	5,727	3,507	(2,892)	615
	473,766	(346,618)	127,148	454,946	(324,893)	130,053

Unamortized intangible assets
Trade names & trademarks	62,368		62,368	59,065		59,065
Total intangible assets, net	$536,134	$(346,618)	$189,516	$514,011	$(324,893)	$189,118

Changes in the carrying amount of goodwill are as follows:

Balance July 31, 2011	$248,944
Acquisitions	—
Balance July 31, 2012	248,944
Acquisitions	4,640
Other	(222)
Balance July 31, 2013	$253,362

Customer lists have estimated lives of 15 years, while non-compete agreements and other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas, L.P. intends to utilize all acquired trademarks and trade names and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives.

Therefore, trademarks and trade names have indefinite useful lives. Customer lists, non-compete agreements and other intangibles carry a weighted average life of nine years, seven years and seven years, respectively.

Aggregate amortization expense related to intangible assets, net:
For the year ended July 31,
2013	$21,725
2012	21,604
2011	23,766

Estimated amortization expense:
For the year ended July 31,
2014	$19,586
2015	16,758
2016	16,587
2017	16,012
2018	13,457

H.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs that management had intended to pay down within the 12 month period following each balance sheet date. As of July 31, 2013 and 2012, $50.1 million and $95.7 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	2013	2012
Senior notes
Fixed rate, 6.50%, due 2021 (1)	$500,000	$500,000
Fixed rate, 9.125%, due 2017, net of unamortized discount of $2,556 and $3,036 at July 31, 2013 and 2012, respectively (2)	297,444	296,964
Fair value adjustments related to interest rate swaps	(1,657)	7,784

Secured credit facility
Variable interest rate, expiring September 2016 (net of $50.1 million and $95.7 million classified as short-term borrowings at July 31, 2013 and 2012, respectively)	121,346	64,270

Notes payable
9.1% and 9.1% weighted average interest rate at July 31, 2013 and 2012, respectively, due 2012 to 2020, net of unamortized discount of $2,392 and $2,727 at July 31, 2013 and 2012, respectively	10,898	10,588
	928,031	879,606
Less: current portion, included in other current liabilities on the consolidated balance sheets	3,091	2,521
Long-term debt	$924,940	$877,085

(1)
On November 24, 2010, the Ferrellgas L.P. issued $500.0 million in aggregate principal amount of new 6.50% senior notes due 2021 at an offering price equal to par. Ferrellgas, L.P. received $491.3 million of net proceeds after deducting expenses of the offering. These proceeds were used to redeem all of its $450.0 million 6.75% fixed rate senior notes due 2014, to fund the related $11.1 million make-whole payments and to pay $2.4 million of accrued interest. The remaining proceeds were used to reduce outstanding indebtedness under the secured credit facility. This debt redemption transaction also resulted in

$25.3 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs. These notes are general unsecured senior obligations of Ferrellgas L.P. and are effectively junior to all future senior secured indebtedness of Ferrellgas L. P., to the extent of the value of the assets securing the debt, and are structurally subordinated to all existing and future indebtedness and obligations of Ferrellgas L.P. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on May 1 and November 1 of each year. The outstanding principal amount is due on May 1, 2021. Ferrellgas L.P. would incur prepayment penalties if it were to repay the notes prior to 2019. On July 7, 2011, Ferrellgas, L.P. completed an offer to exchange $500.0 million principal amount of 6.50% senior notes due 2021, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of their outstanding and unregistered notes which were issued on November 24, 2010.

(2)
On September 14, 2009, Ferrellgas, L.P. issued $300.0 million of its fixed rate senior notes with a debt discount of $4.2 million that will be amortized to interest expense through 2017. These notes are senior unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P., are senior to all subordinated indebtedness of Ferrellgas, L.P. and are junior to all secured indebtedness of Ferrellgas, L.P. The senior notes bear interest from the date of issuance, payable semi-annually in arrears on April 1 and October 1 of each year. The outstanding principal amount is due on October 1, 2017. Ferrellgas, L.P. would incur prepayment penalties if it were to repay the notes prior to 2015.

Secured credit facility

During September 2011, Ferrellgas, L.P. executed an amendment to its secured credit facility. This amendment changed the maturity of the secured credit facility to five years, extended the maturity date to September 2016 and changed the applicable margins for base rate and Eurodollar loans. There was no change to the size of the facility which remains at $400.0 million with a letter of credit sublimit of $200.0 million. Borrowings on the amended secured credit facility bear interest at rates ranging from 1.25% to 1.50% lower than the previous secured credit facility.

The secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

As of July 31, 2013, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt. As of July 31, 2012, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $160.0 million, of which $64.3 million was classified as long-term debt.

Borrowings outstanding at July 31, 2013 and 2012 under the secured credit facility had a weighted average interest rate of 3.7% and 4.2%, respectively. All borrowings under the secured credit facility bear interest, at Ferrellgas, L.P.’s option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 1.00% to 2.00% (as of July 31, 2013 and 2012, the margin was  1.75% and 2.00%, respectively); or

•
for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 2.00% to 3.00% (as of July 31, 2013 and 2012, the margin was 2.75% and 3.00%, respectively).

As of July 31, 2013, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of July 31, 2012, the federal funds rate and Bank of America’s prime rate were 0.13% and 3.25%, respectively. As of July 31, 2013, the one-month and three-month Eurodollar Rates were 0.22% and 0.28%, respectively. As of July 31, 2012, the one-month and three-month Eurodollar Rates were 0.31% and 0.43%, respectively.

In addition, an annual commitment fee is payable at a per annum rate of 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

The obligations under this credit facility are secured by substantially all assets of Ferrellgas, L.P., the general partner and certain subsidiaries of Ferrellgas, L.P. but specifically excluding (a) assets that are subject to Ferrellgas, L.P.’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of Ferrellgas, L.P.

Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. Letters of credit outstanding at July 31, 2012 totaled $64.5 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. At July 31, 2013, Ferrellgas, L.P. had available letter of credit remaining capacity of $146.1 million. At July 31, 2012 Ferrellgas, L.P. had available letter of credit remaining capacity of $135.5 million. Ferrellgas, L.P. incurred commitment fees of $0.9 million, $0.9 million and $1.1 million in fiscal 2013, 2012 and 2011, respectively.

Interest rate swaps

In May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Beginning in May 2012, Ferrellgas, L.P. will receive 9.125% and will pay one-month LIBOR plus 7.96%, on the $140.0 million swapped. In May 2012, Ferrellgas, L.P. also entered into a $140.0 million interest rate swap agreement to hedge against changes in fair value on a portion of its $500.0 million 6.5% fixed rate senior notes due 2021. Beginning in May 2012, Ferrellgas, L.P. will receive 6.5% and will pay a one-month LIBOR plus 4.715%, on the $140.0 million swapped. Ferrellgas, L.P. has accounted for these agreements as fair value hedges.

In May 2012, Ferrellgas, L.P. entered into a forward interest rate swap agreement to hedge against variability in forecasted interest payments on Ferrellgas, L.P.’s secured credit facility and collateralized note payable borrowings under the accounts receivable securitization facility. From August 2015 through July 2017, Ferrellgas, L.P. will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $175.0 million. From August 2017 through July 2018, Ferrellgas, L.P. will pay 1.95% and receive variable payments based on one-month LIBOR for the notional amount of $100.0 million. Ferrellgas, L.P. has accounted for this agreement as a cash flow hedge.

Covenants

The senior notes and the credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2013, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

The scheduled annual principal payments on long-term debt are as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2014	$3,091
2015	2,879
2016	2,757
2017	123,782
2018	300,894
Thereafter	501,233
Total	$934,636

I.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the year ended July 31,
	2013	2012	2011
Ferrellgas Partners	$175,380	$172,218	$272,777
General partner	1,790	1,757	2,783

On August 22, 2013, Ferrellgas, L.P. declared distributions for the three months ended July 31, 2013 to Ferrellgas Partners and the general partner of $39.9 million and $0.4 million, respectively, which were paid on September 13, 2013.

Partnership contributions

During fiscal 2013 and 2012, Ferrellgas, L.P. received cash contributions of $0.8 million and $50.7 million, respectively, from Ferrellgas Partners. The proceeds were used to reduce outstanding indebtedness under Ferrellgas, L.P.’s secured credit facility.

During fiscal 2012, Ferrellgas, L.P. received asset contributions of $1.3 million, from Ferrellgas Partners in connection with acquisitions of propane distribution assets.

See additional discussions about transactions with related parties in Note L – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note K – Derivative instruments and hedging activities – for details regarding changes in fair value on risk management financial derivatives recorded within AOCI for the years ended July 31, 2013 and 2012.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During fiscal 2013, the general partner made cash contributions of $9 thousand and non-cash contributions of $0.3 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During fiscal 2012, the general partner made cash contributions of $0.5 million and non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

J.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of July 31, 2013 and 2012:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Commodity derivatives propane swaps	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Commodity derivatives propane swaps	$—	$(907)	$—	$(907)

July 31, 2012:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$7,784	$—	$7,784
Commodity derivatives propane swaps	$—	$1,049	$—	$1,049
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(1,778)	$—	$(1,778)
Commodity derivatives propane swaps	$—	$(12,069)	$—	$(12,069)

The fair values of Ferrellgas L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At July 31, 2013 and July 31, 2012, the estimated fair value of Ferrellgas L.P.’s long-term debt instruments was $999.2 million and $991.6 million, respectively. Ferrellgas estimates the fair value of long-term debt based on quoted market prices. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

Ferrellgas L.P.  has other financial instruments such as trade accounts receivable which could expose it to concentrations of credit risk. The credit risk from trade accounts receivable is limited because of a large customer base which extends across many different U.S. markets.

K.   Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates, which is discussed in Note H - Debt. Additional information related to derivatives is provided in Note B – Summary of significant accounting policies.

Derivative instruments and hedging activity

During the years ended July 31, 2013 and 2012, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s consolidated balance sheets as of July 31, 2013 and 2012:

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Commodity derivatives propane swaps	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

	July 31, 2012
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Commodity derivatives propane swaps	Prepaid expenses and other current assets	$1,049	Other current liabilities	$12,069
Interest rate swap agreements, current portion	Prepaid expenses and other current assets	3,346	Other current liabilities	—
Interest rate swap agreements, noncurrent portion	Other assets, net	4,438	Other liabilities	1,778
	Total	$8,833	Total	$13,847

The following table provides a summary of the effect on Ferrellgas L.P.’s consolidated statements of comprehensive income for the years ended July 31, 2013 and 2012 of derivatives accounted for under ASC 815-25, Derivatives and Hedging – Fair Value Hedges, that were designated as hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the year ended July 31,		For the year ended July 31,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$3,205	$757	$(21,875)	$(21,875)

The following tables provide a summary of the effect on Ferrellgas’ consolidated statements of comprehensive income for the years ended July 31, 2013 and 2012 of the effective portion of derivatives accounted for under ASC 815-30, Derivatives and Hedging – Cash Flow Hedges that were designated as hedging instruments:

	For the year ended July 31, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives propane swaps	$2,032	Cost of product sold- propane and other gas liquids sales	$(10,613)
Interest rate swap agreements	2,220	Interest expense	—
	$4,252		$(10,613)

	For the year ended July 31, 2012
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Commodity derivatives propane swaps	$(23,290)	Cost of product sold- propane and other gas liquids sales	$(7,108)
Interest rate swap agreements	(1,778)	Interest expense	—
	$(25,068)		$(7,108)

The changes in derivatives included in accumulated other comprehensive income (loss) (“AOCI”) for the years ended July 31, 2013, 2012 and 2011 were as follows:

	For the year ended July 31,
Gains and losses on derivatives included in AOCI	2013	2012	2011
Beginning balance	$(12,799)	$5,161	$(157)
Change in value on risk management commodity derivatives	2,032	(23,290)	22,676
Reclassification of gains and losses of commodity hedges to cost of product sold - propane and other gas liquids sales	10,613	7,108	(17,358)
Change in value on risk management interest rate derivatives	2,220	(1,778)	—
Ending balance	$2,066	$(12,799)	$5,161

Ferrellgas, L.P. expects to reclassify net gains of approximately $0.8 million to earnings during the next 12 months. These net gains are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the years ended July 31, 2013 and 2012, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of July 31, 2013, Ferrellgas, L.P. had financial derivative contracts covering 1.6 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $1.3 million at July 31, 2013.

Ferrellgas L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Partnership’s debt rating.  As of July 31, 2013, a downgrade in the Partnership’s debt rating could trigger a reduction in credit limit but would not result in any additional collateral requirements.  There were no derivatives with credit-risk-related contingent features in a liability position on July 31, 2013 and Ferrellgas L.P. had no posted collateral in the normal course of business related to such derivatives.

L.    Transactions with related parties

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the consolidated statements of earnings as follows:

	For the year ended July 31,
	2013	2012	2011
Operating expense	$203,859	$198,576	$206,276

General and administrative expense	$30,053	$26,213	$26,777

See additional discussions about transactions with the general partner and related parties in Note I – Partners’ capital.

M.    Contingencies and commitments

Litigation

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

Ferrellgas, L.P. has received notice that the Offices of the District Attorneys of several counties in California and the Federal Trade Commission are investigating cylinder labeling and filling practices and any anti-trust issues relating to the amount of propane contained in propane tanks. These government agencies issued administrative subpoenas seeking documents and information relating to those practices and Ferrellgas, L.P. has responded. Ferrellgas, L.P. believes that its cylinders were correctly filled and labeled and will defend any claims that may result from this investigation. Ferrellgas, L.P. does not believe any loss is probable or reasonably estimable at this time related to these investigations.

We have also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. We believe that the claims are without merit and intend to defend them vigorously. The case, which has not been certified for class treatment, is currently on appeal before the Tenth Circuit Court of Appeals following the denial of a motion to arbitrate the individual plaintiff's claim. We do not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

Long-term debt-related commitments

Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and its credit facility. See Note H – Debt – for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts

Ferrellgas, L.P. leases certain property, plant and equipment under non-cancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas, L.P.’s third-party operating leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. Ferrellgas, L.P. accounts for these arrangements as operating leases.

Ferrellgas, L.P. is required to recognize a liability for the fair value of guarantees. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next 5 fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees was $0.9 million as of July 31, 2013. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, was $4.1 million as of July 31, 2013. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.

The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2013:

	Future minimum rental and buyout amounts by fiscal year
	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$24,500	$19,785	$16,165	$12,644	$9,702	$7,511

Operating lease buyouts	$1,682	$1,230	$1,083	$1,327	$2,746	$5,433

Certain property and equipment is leased under non-cancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $32.2 million, $31.7 million and $33.3 million for fiscal 2013, 2012 and 2011, respectively.

N.    Employee benefits

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.

Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $15.8 million, $9.4 million and $10.2 million during fiscal 2013, 2012 and 2011, respectively. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.

The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contribution features. The plan covers substantially all full time employees. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2013, 2012 and 2011 were  $3.0 million, $2.9 million and $3.1 million, respectively.

The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2013, 2012 and 2011, other comprehensive income and other liabilities were adjusted by $0.3 million, $38 thousand and $0.2 million, respectively.

O.    Quarterly data (unaudited)

The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments, with the exception of those items indicated below), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter Revenues, gross margin from propane and other gas liquids sales and Net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices.

For the year ended July 31, 2013	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$362,909	$658,865	$603,020	$350,673
Gross margin from propane and other gas liquids sales (a)	121,624	206,838	195,201	123,343
Net earnings (loss)	$(13,692)	$62,953	$49,396	$(25,282)

For the year ended July 31, 2012	First quarter	Second quarter	Third quarter	Fourth quarter
Revenues	$538,426	$829,272	$629,619	$341,775
Gross margin from propane and other gas liquids sales (a)	111,097	178,967	155,123	113,872
Net earnings (loss)	$(28,802)	$40,884	$25,253	$(31,746)

(a)	Gross margin from “Propane and other gas liquids sales” represents “Revenues - Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”

P.  Subsequent events

Ferrellgas, L.P. has evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ferrellgas Finance Corp.
We have audited the accompanying balance sheet of Ferrellgas Finance Corp. (a Delaware corporation) (the “Company”) as of July 31, 2013, and the related statement of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
September 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ferrellgas Finance Corp.
Overland Park, Kansas

We have audited the accompanying balance sheet of Ferrellgas Finance Corp. (a wholly-owned subsidiary of Ferrellgas, L.P., and referred to herein as the “Company”) as of July 31, 2012, and the related statements of earnings, stockholder's equity, and cash flows for each of the two years in the period ended July 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Finance Corp. as of July 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 1, 2012

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
BALANCE SHEETS
	July 31,
	2013	2012
ASSETS

Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	43,870	38,871

Accumulated deficit	(43,770)	(38,771)
Total stockholder's equity	$1,100	$1,100
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF EARNINGS
	For the year ended July 31,
	2013	2012	2011

General and administrative expense	$4,999	$3,489	$8,163

Net loss	$(4,999)	$(3,489)	$(8,163)
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF STOCKHOLDER'S EQUITY
			Additional		Total
	Common stock		paid in	Accumulated	stockholder's
	Shares	Dollars	capital	deficit	equity

July 31, 2010	1,000	$1,000	$27,219	$(27,119)	$1,100
Capital contribution	—	—	8,163	—	8,163
Net loss	—	—	—	(8,163)	(8,163)
July 31, 2011	1,000	1,000	35,382	(35,282)	1,100
Capital contribution	—	—	3,489	—	3,489
Net loss	—	—	—	(3,489)	(3,489)
July 31, 2012	1,000	1,000	38,871	(38,771)	1,100
Capital contribution	—	—	4,999	—	4,999
Net loss	—	—	—	(4,999)	(4,999)
July 31, 2013	1,000	$1,000	$43,870	$(43,770)	$1,100
See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF CASH FLOWS
	For the year ended July 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(4,999)	$(3,489)	$(8,163)
Cash used in operating activities	(4,999)	(3,489)	(8,163)

Cash flows from financing activities:
Capital contribution	4,999	3,489	8,163
Cash provided by financing activities	4,999	3,489	8,163

Change in cash	—	—	—
Cash - beginning of year	1,100	1,100	1,100
Cash - end of year	$1,100	$1,100	$1,100

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

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for debt securities of the Partnership.

The senior notes agreements contain various restrictive covenants applicable to the Partnership and its subsidiaries, the most restrictive relating to additional indebtedness. As of July 31, 2013, the Partnership is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

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

Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $17,046 associated with the net operating loss carryforward of $43,820, which expires at various dates through July 31, 2033, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2013, 2012 or 2011, and there is no net deferred tax asset as of July 31, 2013 and 2012.

D.    Subsequent events

The Finance Corp. has evaluated events and transactions occurring after the balance sheet date through the date the Finance Corp.’s consolidated financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2013 and 2012 and Statements of Earnings and Cash Flows for the years ended July 31, 2013, 2012 and 2011	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2013, 2012 and 2011	S-4

Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2013, 2012 and 2011	S-5

		Schedule 1
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(in thousands, except unit data)
	July 31,
	2013	2012
ASSETS

Cash and cash equivalents	$157	$211
Prepaid expenses and other current assets	26	40
Investment in Ferrellgas, L.P.	93,507	151,578
Other assets, net	2,913	3,366
Total assets	$96,603	$155,195

LIABILITIES AND PARTNERS' DEFICIT

Other current liabilities	$2,199	$2,283
Long-term debt	182,000	182,000

Partners' deficit
Common unitholders (79,072,819 and 79,006,619 units outstanding at 2013 and 2012, respectively)	(28,931)	43,701
General partner (798,715 and 798,047 units outstanding at 2013 and 2012, respectively)	(60,362)	(59,630)
Accumulated other comprehensive income (loss)	1,697	(13,159)
Total Ferrellgas Partners, L.P. partners' deficit	(87,596)	(29,088)
Total liabilities and partners' deficit	$96,603	$155,195

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF EARNINGS
(in thousands)
	For the year ended July 31,
	2013	2012	2011
Equity in earnings (loss) of Ferrellgas, L.P.	$72,634	$5,533	$(10,950)
Operating expense	(20)	(350)	(358)

Operating income (loss)	72,614	5,183	(11,308)

Interest expense	(16,171)	(16,127)	(21,811)
Loss on extinguishment of debt	—	—	(10,513)
Income tax expense	(17)	(8)	(16)

Net earnings (loss)	$56,426	$(10,952)	$(43,648)

FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF CASH FLOWS
(in thousands)
	For the year ended July 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$56,426	$(10,952)	$(43,648)
Reconciliation of net earnings (loss) to net cash used in operating activities:
Other	383	398	1,509
Equity in (earnings) loss of Ferrellgas, L.P.	(72,634)	(5,533)	10,950
Net cash used in operating activities	(15,825)	(16,087)	(31,189)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	175,380	172,218	272,777
Cash contributed to Ferrellgas, L.P.	(800)	(50,700)	(157,680)
Net cash provided by investing activities	174,580	121,518	115,097

Cash flows from financing activities:
Distributions	(159,682)	(156,520)	(145,002)
Cash paid for financing costs	—	(135)	(173)
Reductions in long-term debt	—	—	(98,000)
Issuance of common units (net of issuance costs of $62 and $300 for the years ended July 31, 2012 and 2011, respectively	—	49,938	157,212
Proceeds from exercise of common unit options	864	891	544
Other	9	511	1,594
Net cash used in financing activities	(158,809)	(105,315)	(83,825)

Increase (decrease) in cash and cash equivalents	(54)	116	83
Cash and cash equivalents - beginning of year	211	95	12
Cash and cash equivalents - end of year	$157	$211	$95

					Schedule II
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2013

Allowance for doubtful accounts	$3,812	$2,066	$(2,271)	(1)	$3,607

Year ended July 31, 2012

Allowance for doubtful accounts	$4,310	$4,822	$(5,320)	(1)	$3,812

Year ended July 31, 2011

Allowance for doubtful accounts	$5,010	$5,174	$(6,874)	(1)	$4,310
			$1,000	(2)

(1)	Uncollectible accounts written off, net of recoveries.

(2)
Allowance for doubtful accounts increased on August 1, 2010 due to a change in generally accepted accounting principles related to the elimination of the concept of a qualifying special-purpose-entity and the consolidation of Ferrellgas Receivables, LLC.

					Schedule II
FERRELLGAS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at	Charged to			Balance
	beginning	cost and			at end
Description	of period	expenses	Other		of period
Year ended July 31, 2013

Allowance for doubtful accounts	$3,812	$2,066	$(2,271)	(1)	$3,607

Year ended July 31, 2012

Allowance for doubtful accounts	$4,310	$4,822	$(5,320)	(1)	$3,812

Year ended July 31, 2011

Allowance for doubtful accounts	$5,010	$5,174	$(6,874)	(1)	$4,310
			$1,000	(2)

(1)	Uncollectible accounts written off, net of recoveries.

(2)
Allowance for doubtful accounts increased on August 1, 2010 due to a change in generally accepted accounting principles related to the elimination of the concept of a qualifying special-purpose-entity and the consolidation of Ferrellgas Receivables, LLC.

The exhibits listed below are furnished as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

	Exhibit Number	Description
	3.1
Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

	3.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of March 8, 2005. Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-3 filed March 6, 2009.

	3.3
Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of June 29, 2005. Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-3 filed March 6, 2009.

	3.4
Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our registration statement on Form S-3 filed March 6, 2009.

	3.5
Certificate of Incorporation of Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

	3.6	Bylaws of Ferrellgas Partners Finance Corp. adopted as of April 1, 1996. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.
	3.7
Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated as of April 7, 2004. Incorporated by reference to Exhibit 3.5 to our registration statement on Form S-3 filed March 6, 2009.

	3.8
Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Division of Corporations on January 16, 2003. Incorporated by reference to Exhibit 3.8 to our registration statement on Form S-3 filed March 6, 2009.

	3.9	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.
	4.1
Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

	4.2
Indenture dated as of September 14, 2009 with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $300 million aggregate amount of the Registrant’s 9 1/8% Senior Notes due 2017. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 14, 2009.

	4.3
Indenture dated as of April 13, 2010, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.1 to our Current Report on Form
8-K filed April 13, 2010.

	4.4
First Supplemental Indenture dated as of April 13, 2010, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp. and U.S. Bank National Association, as trustee, relating to $280 million aggregate amount of the Registrant’s 8 5/8% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 13, 2010.

	4.5
Indenture dated as of November 24, 2010, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $500 million aggregate amount of the Registrant’s 6 1/2% Senior Notes due 2021. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 30, 2010.

	4.6
Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q filed March 10, 2009.

	4.7
First Amendment to Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q filed March 10, 2009.

	4.8
Second Amendment to Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed March 10, 2009.

	4.9
Third Amendment to Registration Rights Agreement dated as of June 29, 2005, by and between Ferrellgas Partners, L.P. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.13 to our Quarterly Report on Form 10-Q filed June 9, 2010.

	10.1
Credit Agreement dated as of November 2, 2009, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 4, 2009.

	10.2
First Amendment to Credit Agreement dated as of September 23, 2011, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed September 26, 2011.

	10.3
Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2012.

	10.4
Receivables Purchase Agreement dated as of January 19, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2012.

	10.5
First Amendment to Receivables Purchase Agreement dated as of April 30, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2012.

#	10.6
Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010.

#	10.7	Second Amended and Restated Ferrellgas Unit Option Plan, effective April 19, 2001. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed September 28, 2010.

E-1

	#	10.8
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

	#	10.9	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.
	#	10.10
Employment, Confidentiality, and Noncompete Agreement dated as of July 17, 1998 by and among Ferrell Companies, Inc. as the company, Ferrellgas, Inc. as the company, James E. Ferrell as the executive and LaSalle National Bank as trustee of the Ferrell Companies, Inc. Employee Stock Ownership Trust. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 10, 2009.

	#	10.11
Change In Control Agreement dated as of October 9, 2006 by and between Ferrellgas, Inc. as the company and James E. Ferrell as the executive. Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed December 9, 2011.

	#	10.12
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Stephen L. Wambold as the executive. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 10, 2009.

	#	10.13
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and James R. VanWinkle as the executive. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 10, 2009.

	#	10.14
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and Tod Brown as the executive. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed August 10, 2009.

	#	10.15
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed August 10, 2009.

	#	10.16
Agreement and Release dated as of January 19, 2012 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 20, 2012.

*	#	10.17	Employment Agreement dated as of September 25, 2013 by and between Ferrell Companies, Inc. as the company and Boyd H. McGathey as the executive.
		10.18
ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed June 8, 2012.

	#	10.19
Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012.

		16.1	Deloitte & Touche LLP letter regarding change in certifying accountant. Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed September 7, 2012.
*		21.1	List of subsidiaries
*		23.1
Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2013.

*		23.2
Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2013.

*		23.3
Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2013.

*		23.4
Consent of Grant Thornton LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2013.

*		31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*		32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*		32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.
*		101.INS	XBRL Instance Document.
*		101.SCH	XBRL Taxonomy Extension Schema Document.
*		101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*		101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*		101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*		101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

		*	Filed herewith
		#	Management contracts or compensatory plans.
E-2