Form 10-Q/A
period 2014-04-30
FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P; FERRELLGAS FINANCE CORP
filed 2014-06-09
CIK 922359, 1012493, 922358, 922360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183
Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware	43-1698480 43-1742520 43-1698481 14-1866671
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Nos.)

7500 College Boulevard, Suite 1000, Overland Park, Kansas	66210
(Address of principal executive office)	(Zip Code)

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
Ferrellgas Partners, L.P. and Ferrellgas, L.P. Yes ☐ No ☒
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. Yes ☒ No ☐

At May 31, 2014, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	81,228,237	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock

Documents Incorporated by Reference: None

EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION

H(1)(A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

EXPLANATORY NOTE REGARDING THIS AMENDMENT

The sole purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to Ferrellgas Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, filed with the Securities and Exchange Commission on June 9, 2014 (the “Original Filing”), is to re-file the Original Filing to include Co-Registrants Ferrellgas Partners Finance Corp, Ferrellgas, L.P. and Ferrellgas Finance Corp.  The Original Filing was filed solely under Ferrellgas Partners, L.P.
No amendments have been made to the Original Filing in this Amendment.  This Amendment does not reflect events occurring after June 9, 2014, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)
	April 30, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$134,397	$6,464
Accounts and notes receivable, net (including $230,798 and $130,025 of accounts receivable pledged as collateral at April 30, 2014 and July 31, 2013, respectively)	247,576	131,791
Inventories	110,721	117,116
Prepaid expenses and other current assets	37,496	25,608
Total current assets	530,190	280,979

Property, plant and equipment (net of accumulated depreciation of $624,266 and $617,541 at April 30, 2014 and July 31, 2013, respectively)	584,991	589,727
Goodwill	253,331	253,362
Intangible assets (net of accumulated amortization of $363,193 and $346,618 at April 30, 2014 and July 31, 2013, respectively)	177,817	189,516
Other assets, net	43,540	42,444
Total assets	$1,589,869	$1,356,028

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
Accounts payable	$79,105	$49,128
Short-term borrowings	77,956	50,054
Collateralized note payable	155,000	82,000
Other current liabilities	129,124	121,102
Total current liabilities	441,185	302,284

Long-term debt	1,205,370	1,106,940
Other liabilities	32,238	33,431
Contingencies and commitments (Note J)

Partners' deficit:
Common unitholders (79,187,419 and 79,072,819 units outstanding at April 30, 2014 and July 31, 2013, respectively)	(39,292)	(28,931)
General partner unitholder (799,873 and 798,715 units outstanding at April 30, 2014 and July 31, 2013, respectively)	(60,467)	(60,362)
Accumulated other comprehensive income	9,848	1,697
Total Ferrellgas Partners, L.P. partners' deficit	(89,911)	(87,596)
Noncontrolling interest	987	969
Total partners' deficit	(88,924)	(86,627)
Total liabilities and partners' deficit	$1,589,869	$1,356,028
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013

Revenues:
Propane and other gas liquids sales	$625,117	$508,408	$1,796,786	$1,426,763
Other	97,000	94,612	210,044	198,031
Total revenues	722,117	603,020	2,006,830	1,624,794

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	422,256	313,207	1,232,516	903,100
Cost of product sold - other	69,388	66,714	131,443	123,348
Operating expense (includes $1.2 million and $0.4 million for the three months ended April 30, 2014 and 2013, respectively, and $3.5 million and $1.7 million for the nine months ended April 30, 2014 and 2013, respectively, for non-cash stock and unit-based compensation)	115,089	107,610	337,135	310,947
Depreciation and amortization expense	20,913	20,896	61,771	62,522
General and administrative expense (includes $4.7 million and $1.8 million for the three months ended April 30, 2014 and 2013, respectively, and $12.7 million and $6.7 million for the nine months ended April 30, 2014 and 2013, respectively, for non-cash stock and unit-based compensation)	16,860	15,232	47,749	39,104
Equipment lease expense	4,638	4,098	12,978	11,848
Non-cash employee stock ownership plan compensation charge	3,710	2,824	10,389	12,673
Loss on disposal of assets	1,732	3,337	3,426	5,728

Operating income	67,531	69,102	169,423	155,524

Interest expense	(20,189)	(22,084)	(64,372)	(67,138)
Loss on extinguishment of debt	—	—	(21,202)	—
Other income, net	225	185	498	517

Earnings before income taxes	47,567	47,203	84,347	88,903

Income tax expense	1,677	2,023	2,391	2,676

Net earnings	45,890	45,180	81,956	86,227

Net earnings attributable to noncontrolling interest	505	499	950	997

Net earnings attributable to Ferrellgas Partners, L.P.	45,385	44,681	81,006	85,230

Less: General partner's interest in net earnings	454	447	810	852

Common unitholders' interest in net earnings	$44,931	$44,234	$80,196	$84,378

Basic and diluted net earnings per common unitholders' interest	$0.57	$0.56	$1.01	$1.07

Cash distributions declared per common unit	$0.50	$0.50	$1.50	$1.50
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013

Net earnings	$45,890	$45,180	$81,956	$86,227
Other comprehensive income (loss):
Change in value of risk management derivatives	660	1,032	17,047	1,103
Reclassification of derivative gains and losses to earnings	(3,885)	1,723	(8,640)	10,348
Foreign currency translation adjustment	(38)	(20)	(173)	(17)
Other comprehensive income (loss)	(3,263)	2,735	8,234	11,434
Comprehensive income	42,627	47,915	90,190	97,661
Less: Comprehensive income attributable to noncontrolling interest	472	528	1,033	1,113
Comprehensive income attributable to Ferrellgas Partners, LP	$42,155	$47,387	$89,157	$96,548
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(in thousands)
(unaudited)

	Number of units				Accumulated other comprehensive income	Total Ferrellgas Partners, L.P. partners' deficit		Total partners' deficit
	Common unitholders	General Partner unitholder	Common unitholders	General Partner unitholder			Non-controlling interest
Balance at July 31, 2013	79,072.8	798.7	$(28,931)	$(60,362)	$1,697	$(87,596)	$969	$(86,627)
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	—	—	26,040	263	—	26,303	268	26,571
Distributions	—	—	(118,702)	(1,199)	—	(119,901)	(1,304)	(121,205)
Common units issued in connection with acquisitions	62.6	0.7	1,500	15	—	1,515	15	1,530
Exercise of common unit options	52.0	0.5	605	6	—	611	6	617
Net earnings	—	—	80,196	810	—	81,006	950	81,956
Other comprehensive income	—	—	—	—	8,151	8,151	83	8,234
Balance at April 30, 2014	79,187.4	799.9	$(39,292)	$(60,467)	$9,848	$(89,911)	$987	$(88,924)
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2014	2013

Cash flows provided by (used in) operating activities:
Net earnings	$81,956	$86,227
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	61,771	62,522
Non-cash employee stock ownership plan compensation charge	10,389	12,673
Non-cash stock and unit-based compensation charge	16,182	8,434
Loss on disposal of assets	3,426	5,728
Non-cash loss on extinguishment of debt	6,526	—
Provision for doubtful accounts	3,797	2,373
Deferred income tax expense	197	1,303
Other	4,368	3,170
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(120,224)	(68,007)
Inventories	6,425	25,915
Prepaid expenses and other current assets	(6,028)	8,052
Accounts payable	29,193	22,245
Accrued interest expense	13,760	5,083
Other current liabilities	(5,141)	(2,852)
Other liabilities	(2,718)	379
Net cash provided by operating activities	103,879	173,245

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(7,077)	(37,186)
Capital expenditures	(41,222)	(33,263)
Proceeds from sale of assets	3,267	8,013
Other	(24)	—
Net cash used in investing activities	(45,056)	(62,436)

Cash flows provided by (used in) financing activities:
Distributions	(119,901)	(119,748)
Proceeds from issuance of long-term debt	459,952	48,163
Payments on long-term debt	(363,058)	(2,641)
Net additions to (reductions in) short-term borrowings	27,902	(74,280)
Net additions to collateralized short-term borrowings	73,000	42,000
Cash paid for financing costs	(7,925)	—
Noncontrolling interest activity	(1,298)	(1,297)
Proceeds from exercise of common unit options	605	833
Cash contribution from general partner in connection with common unit issuances	6	9
Net cash provided by (used in) financing activities	69,283	(106,961)

Effect of exchange rate changes on cash	(173)	(17)

Net change in cash and cash equivalents	127,933	3,831
Cash and cash equivalents - beginning of period	6,464	8,429
Cash and cash equivalents - end of period	$134,397	$12,260
See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)
 (unaudited)
A.  Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the "operating partnership"). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. As of April 30, 2014, Ferrell Companies, Inc. ("Ferrell Companies") beneficially owns 21.7 million Ferrellgas Partners common units. Ferrellgas, Inc. (the "general partner") has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. The general partner performs all management functions required by Ferrellgas.

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners. Ferrellgas has a single reportable operating segment.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas' Annual Report on Form 10-K for fiscal 2013.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combinations, allowance for doubtful accounts, fair value of reporting units, fair values of derivative contracts, and stock and unit-based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2014	2013
CASH PAID FOR:
Interest	$48,888	$58,262
Income taxes	$403	$88
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common units in connection with acquisitions	$1,500	$—
Liabilities incurred in connection with acquisitions	$887	$8,047
Change in accruals for property, plant and equipment additions	$1,318	$449

C. Supplemental financial statement information

Inventories consist of the following:

	April 30, 2014	July 31, 2013
Propane gas and related products	$84,921	$94,946
Appliances, parts and supplies	25,800	22,170
Inventories	$110,721	$117,116

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2014, Ferrellgas had committed, for supply procurement purposes, to take delivery of approximately 21.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30, 2014	July 31, 2013
Accrued interest	$33,555	$19,795
Accrued payroll	30,411	30,295
Customer deposits and advances	15,521	20,420
Other	49,637	50,592
Other current liabilities	$129,124	$121,102

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013
Operating expense	$47,967	$49,633	$148,700	$141,794
Depreciation and amortization expense	1,492	1,371	4,347	4,298
Equipment lease expense	4,149	3,555	11,543	10,435
	$53,608	$54,559	$164,590	$156,527

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2014	July 31, 2013
Accounts receivable pledged as collateral	$230,798	$130,025
Accounts receivable	22,385	4,867
Other	196	506
Less: Allowance for doubtful accounts	(5,803)	(3,607)
Accounts and notes receivable, net	$247,576	$131,791

At April 30, 2014, $230.8 million of trade accounts receivable were pledged as collateral against $155.0 million of collateralized notes payable due to the commercial paper conduit. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from the operating partnership. The operating partnership does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2014, the operating partnership had received cash proceeds of $155.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2013, the operating partnership had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 1.8% and 2.4% as of April 30, 2014 and July 31, 2013, respectively.

E.    Debt

Short-term borrowings

Ferrellgas classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs and the subsequent acquisition of Sable Environmental, LLC and Sable SWD 2, LLC on May 1, 2014. Management classified these amounts as current due to their intent to pay these amounts down within the 12 month period following each balance sheet date. As of April 30, 2014 and July 31, 2013, $78.0 million and $50.1 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2014	July 31, 2013
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$500,000
Fixed rate, 6.75%, due 2022	325,000	—
Fixed rate, 9.125%, due 2017, net of unamortized discount of $2,556 at July 31, 2013	—	297,444
Fixed rate, 8.625%, due 2020	182,000	182,000
Fair value adjustments related to interest rate swaps	(4,062)	(1,657)

Secured credit facility
Variable interest rate, expiring October 2018 (net of $78.0 million and $50.1 million classified as short-term borrowings at April 30, 2014 and July 31, 2013, respectively)	195,644	121,346

Notes payable
8.9% and 9.1% weighted average interest rate at April 30, 2014 and July 31, 2013, respectively, due 2014 to 2022, net of unamortized discount of $2,017 and $2,392 at April 30, 2014 and July 31, 2013, respectively	10,021	10,898
	1,208,603	1,110,031
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	3,233	3,091
Long-term debt	$1,205,370	$1,106,940

Senior notes

During November 2013, Ferrellgas issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

As a result of the above transactions, the scheduled annual principal payments on long-term debt have been updated as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2014	$520
2015	3,103
2016	3,043
2017	2,706
2018	1,124
Thereafter	1,204,186
Total	$1,214,682
Secured credit facility

During October 2013, Ferrellgas executed an amendment to its secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. Ferrellgas incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs. Borrowings on the amended secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of April 30, 2014, Ferrellgas had total borrowings outstanding under its secured credit facility of $273.6 million, of which $195.6 million was classified as long-term debt. As of July 31, 2013, Ferrellgas had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt. Additionally, Ferrellgas had $166.1 million and $205.4 million of available borrowing capacity under our secured credit facility as of April 30, 2014 and April 30, 2013, respectively.

Borrowings outstanding at April 30, 2014 and July 31, 2013 under the secured credit facilities had weighted average interest rates of 3.3% and 3.7%, respectively.

The obligations under the credit facility are secured by substantially all assets of the operating partnership, the general partner and certain subsidiaries of the operating partnership but specifically excluding (a) assets that are subject to the operating partnership’s accounts receivable securitization facility, (b) the general partner’s equity interest in Ferrellgas Partners and (c) equity interest in certain unrestricted subsidiaries. Such obligations are also guaranteed by the general partner and certain subsidiaries of the operating partnership.

Letters of credit outstanding at April 30, 2014 totaled $60.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and, to a lesser extent, commodity hedges and product purchases. At April 30, 2014, Ferrellgas had remaining letter of credit capacity of $139.7 million. At July 31, 2013, Ferrellgas had remaining letter of credit capacity of $146.1 million.

Interest rate swaps

During May 2012, the operating partnership entered into a $140.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. The operating partnership received 9.125% and paid one-month LIBOR plus 7.96% on the $140.0 million swapped. The operating partnership accounted for this agreement as a fair value hedge. In October 2013, this interest rate swap was terminated. As a result, the operating partnership discontinued hedge accounting treatment for this agreement at a cost of $0.2 million, which was classified as loss on extinguishment of debt when the related senior notes were redeemed as discussed above.

F.  Partners' deficit

Partnership distributions paid

Ferrellgas Partners has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013
Public common unitholders	$26,556	$26,497	$79,588	$79,437
Ferrell Companies (1)	10,735	10,735	32,205	32,205
FCI Trading Corp. (2)	98	98	294	294
Ferrell Propane, Inc. (3)	26	26	78	78
James E. Ferrell (4)	2,179	2,179	6,537	6,537
General partner	400	399	1,199	1,197
	$39,994	$39,934	$119,901	$119,748

(1) Ferrell Companies is the owner of the general partner and an approximately 27% direct owner of Ferrellgas Partners' common units and thus a related party.
(2) FCI Trading Corp. is an affiliate of the general partner and thus a related party.
(3) Ferrell Propane, Inc. is controlled by the general partner and thus a related party.
(4) James E. Ferrell is the Chairman of the Board of Directors of the general partner and a related party.

On May 22, 2014, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2014, which is expected to be paid on June 13, 2014. Included in this cash distribution are the following amounts to be paid to related parties:

Ferrell Companies	$10,735
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,179
General partner	410

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the nine months ended April 30, 2014 and 2013.

General partner’s commitment to maintain its capital account

Ferrellgas’ partnership agreements allow the general partner to have an option to maintain its effective 2% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2014, the general partner made non-cash contributions of $0.5 million to Ferrellgas to maintain its effective 2% general partner interest.

During the nine months ended April 30, 2013, the general partner made non-cash contributions of $0.4 million to Ferrellgas to maintain its effective 2% general partner interest.

G.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas’ financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2014 and July 31, 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,382	$—	$2,382
Propane commodity derivatives	$—	$10,283	$—	$10,283
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(6,254)	$—	$(6,254)

July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Propane commodity derivatives	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Propane commodity derivatives	$—	$(907)	$—	$(907)

The fair values of Ferrellgas’ non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

H.  Derivative instruments and hedging activities

Ferrellgas is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Ferrellgas also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activities

During the nine months ended April 30, 2014 and 2013, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of fair value derivatives that were designated as hedging instruments in Ferrellgas’ condensed consolidated balance sheets as of April 30, 2014 and July 31, 2013:

	April 30, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$8,420	Other current liabilities	$—
Propane commodity derivatives	Other assets, net	1,863	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,192	Other current liabilities	—
Interest rate swap agreements	Other assets, net	190	Other liabilities	6,254
	Total	$12,665	Total	$6,254

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Propane commodity derivatives	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

The following tables provide a summary of the effect on Ferrellgas' condensed consolidated statements of earnings for the three and nine months ended April 30, 2014 and 2013 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$627	$805	$(2,275)	$(5,469)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$1,948	$2,412	$(9,915)	$(16,406)

The following tables provide a summary of the effect on Ferrellgas’ condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2014 and 2013 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(165)	Cost of product sold- propane and other gas liquids sales	$(3,885)
Interest rate swap agreements	825	Interest expense	—
	$660		$(3,885)

	For the three months ended April 30, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$1,130	Cost of product sold- propane and other gas liquids sales	$(1,723)
Interest rate swap agreements	(98)	Interest expense	—
	$1,032		$(1,723)

	For the nine months ended April 30, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$17,298	Cost of product sold- propane and other gas liquids sales	$(8,640)
Interest rate swap agreements	(251)	Interest expense	—
	$17,047		$(8,640)

	For the nine months ended April 30, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$2,044	Cost of product sold- propane and other gas liquids sales	$(10,348)
Interest rate swap agreements	(941)	Interest expense	—
	$1,103		$(10,348)

The changes in derivatives included in AOCI for the nine months ended April 30, 2014 and 2013 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2014	2013
Beginning balance	$2,066	$(12,799)
Change in value of risk management commodity derivatives	17,298	2,044
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales	(8,640)	10,348
Change in value of risk management interest rate derivatives	(251)	(941)
Ending balance	$10,473	$(1,348)

Ferrellgas expects to reclassify net gains of approximately $8.2 million to earnings during the next 12 months. These net gains are expected to be offset by reduced margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2014 and 2013, Ferrellgas had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2014, Ferrellgas had financial derivative contracts covering 1.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas’ counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $10.3 million at April 30, 2014.

Ferrellgas holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the operating partnership’s debt rating. At April 30, 2014, a downgrade in the operating partnership’s debt rating would not trigger any further reduction in credit limit. There were no derivatives with credit-risk-related contingent features in a liability position on April 30, 2014 and Ferrellgas had no collateral posted in the normal course of business related to such derivatives.

I.    Transactions with related parties

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

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013
Operating expense	$55,458	$55,374	$165,028	$156,752

General and administrative expense	$9,233	$10,252	$24,334	$23,708

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ deficit.

J.    Contingencies and commitments

Litigation

Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

During the first quarter of fiscal 2014 Ferrellgas reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbecue cylinders. Ferrellgas already paid and reflected in the condensed consolidated financial statements the settlement reached.

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  Ferrellgas has filed an answer to the complaint and believes that the FTC’s claims are without merit and will vigorously defend the claims. Ferrellgas does not believe loss is probable or reasonably estimable at this time.

Ferrellgas has also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. Ferrellgas believes the claims are without merit and intends to defend them vigorously. The case has not been certified for class treatment. Ferrellgas recently prevailed on an appeal before the Tenth Circuit Court of Appeals and the appellate court ordered the trial court to determine whether the case must be arbitrated. Ferrellgas does not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

K.    Net earnings per common unitholders’ interest

Below is a calculation of the basic and diluted net earnings per common unitholders’ interest in the consolidated statements of earnings for the periods indicated. In accordance with guidance issued by the FASB regarding participating securities and the two-class method, Ferrellgas calculates net earnings (loss) per common unitholders’ interest for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings or loss for the period had been distributed. Due to the seasonality of the propane business, the dilutive effect of the two-class method typically impacts only the three months ending January 31. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners as follows:

	Ratio of total distributions payable to:
Quarterly distribution per common unit	Common unitholder	General partner
$0.56 to $0.63	86.9%	13.1%
$0.64 to $0.82	76.8%	23.2%
$0.83 and above	51.5%	48.5%

There was neither a dilutive effect resulting from this guidance on basic and diluted net earnings per common unitholders' interest for the three months ended April 30, 2014 and 2013, nor for the nine months ended April 30, 2014 or 2013.

In periods with net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Additionally, there are no dilutive securities in periods with net losses.

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013
	(in thousands, except per unitholders' interest amounts)
Common unitholders’ interest in net earnings	$44,931	$44,234	$80,196	$84,378

Weighted average common units outstanding - basic	79,177.8	79,054.4	79,127.1	79,027.5
Dilutive securities	9.4	31.7	24.5	38.0
Weighted average common units outstanding - diluted	79,187.2	79,086.1	79,151.6	79,065.5

Basic and diluted net earnings per common unitholders’ interest	$0.57	$0.56	$1.01	$1.07

L. Subsequent events

Ferrellgas evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas' condensed consolidated financial statements were issued and concluded that, other than the events discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

On May 1, 2014, Ferrellgas entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in each of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable"), a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $124.7 million, subject to certain purchase price adjustments. Consideration was paid in cash upon closing and a two year earn-out agreement was entered into entitling the sellers to additional cash consideration if the acquired business exceeds certain earnings targets. The acquisition was funded through the secured credit facility.

On May 1, 2014, subsequent to the Sable acquisition discussed above, the previous Sable ownership group purchased 2.0 million new common units of Ferrellgas Partners in a registered direct offering, which units are subject to certain transfer restrictions, for an aggregate purchase price of $50.0 million. Ferrellgas used these proceeds to pay down a portion of borrowing under the secured credit facility that had been made to fund the Sable acquisition.

On June 6, 2014, Ferrellgas executed a third amendment to its secured credit facility to better facilitate its strategic focus on further business diversification. Immediately following the amendment, Ferrellgas increased the size of this facility from $500.0 million to $600.0 million providing increased liquidity for future acquisitions. There was no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness.

The amended secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2014	July 31, 2013
ASSETS
Cash	$969	$969
Total assets	$969	$969

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	13,132	12,957
Accumulated deficit	(13,163)	(12,988)
Total stockholder's equity	$969	$969
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013

General and administrative expense	$125	$—	$175	$215

Net loss	$(125)	$—	$(175)	$(215)
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(175)	$(215)
Cash used in operating activities	(175)	(215)

Cash flows provided by (used in) financing activities:
Capital contribution	175	215
Cash provided by financing activities	175	215

Net change in cash	—	—
Cash - beginning of period	969	969
Cash - end of period	$969	$969
See notes to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
 (unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.    Contingencies and commitments

The Finance Corp. serves as co-issuer and co-obligor for the Partnership's $182.0 million, 8.625% senior notes due 2020.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	April 30, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$134,279	$6,307
Accounts and notes receivable, net (including $230,798 and $130,025 of accounts receivable pledged as collateral at April 30, 2014 and July 31, 2013, respectively)	247,576	131,791
Inventories	110,721	117,116
Prepaid expenses and other current assets	37,456	25,582
Total current assets	530,032	280,796

Property, plant and equipment (net of accumulated depreciation of $624,266 and $617,541 at April 30, 2014 and July 31, 2013, respectively)	584,991	589,727
Goodwill	253,331	253,362
Intangible assets (net of accumulated amortization of $363,193 and $346,618 at April 30, 2014 and July 31, 2013, respectively)	177,817	189,516
Other assets, net	40,985	39,531
Total assets	$1,587,156	$1,352,932

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$79,105	$49,128
Short-term borrowings	77,956	50,054
Collateralized note payable	155,000	82,000
Other current liabilities	123,053	118,903
Total current liabilities	435,114	300,085

Long-term debt	1,023,370	924,940
Other liabilities	32,238	33,431
Contingencies and commitments (Note J)

Partners' capital:
Limited partner	85,599	91,810
General partner	873	938
Accumulated other comprehensive income	9,962	1,728
Total partners' capital	96,434	94,476
Total liabilities and partners' capital	$1,587,156	$1,352,932
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013

Revenues:
Propane and other gas liquids sales	$625,117	$508,408	$1,796,786	$1,426,763
Other	97,000	94,612	210,044	198,031
Total revenues	722,117	603,020	2,006,830	1,624,794

Costs and expenses:
Cost of product sold - propane and other gas liquids sales	422,256	313,207	1,232,516	903,100
Cost of product sold - other	69,388	66,714	131,443	123,348
Operating expense (includes $1.2 million and $0.4 million for the three months ended April 30, 2014 and 2013, respectively, and $3.5 million and $1.7 million for the nine months ended April 30, 2014 and 2013, respectively, for non-cash stock and unit-based compensation)	115,014	107,453	337,180	310,660
Depreciation and amortization expense	20,913	20,896	61,771	62,522
General and administrative expense (includes $4.7 million and $1.8 million for the three months ended April 30, 2014 and 2013, respectively, and $12.7 million and $6.7 million for the nine months ended April 30, 2014 and 2013, respectively, for non-cash stock and unit-based compensation)	16,860	15,232	47,749	39,104
Equipment lease expense	4,638	4,098	12,978	11,848
Non-cash employee stock ownership plan compensation charge	3,710	2,824	10,389	12,673
Loss on disposal of assets	1,732	3,337	3,426	5,728

Operating income	67,606	69,259	169,378	155,811

Interest expense	(16,146)	(18,040)	(52,242)	(55,010)
Loss on extinguishment of debt	—	—	(21,202)	—
Other income, net	225	185	498	517

Earnings before income taxes	51,685	51,404	96,432	101,318

Income tax expense	1,632	2,008	2,346	2,661

Net earnings	$50,053	$49,396	$94,086	$98,657
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)
	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013

Net earnings	$50,053	$49,396	$94,086	$98,657
Other comprehensive income (loss):
Change in value of risk management derivatives	660	1,032	17,047	1,103
Reclassification of derivative gains and losses to earnings	(3,885)	1,723	(8,640)	10,348
Foreign currency translation adjustment	(38)	(20)	(173)	(17)
Other comprehensive income (loss)	(3,263)	2,735	8,234	11,434
Comprehensive income	$46,790	$52,131	$102,320	$110,091
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)
(unaudited)
			Accumulated
			other	Total
	Limited	General	comprehensive	partners'
	partner	partner	income	capital

Balance at July 31, 2013	$91,810	$938	$1,728	$94,476
Contributions in connection with non-cash ESOP and stock and unit-based compensation charges	26,303	268	—	26,571
Contributions in connection with acquisitions	1,500	15	—	1,515
Contributions from partners	600	6	—	606
Distributions	(127,750)	(1,304)	—	(129,054)
Net earnings	93,136	950	—	94,086
Other comprehensive income	—	—	8,234	8,234
Balance at April 30, 2014	$85,599	$873	$9,962	$96,434
See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the nine months ended April 30,
	2014	2013
Cash flows provided by (used in) operating activities:
Net earnings	$94,086	$98,657
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	61,771	62,522
Non-cash employee stock ownership plan compensation charge	10,389	12,673
Non-cash stock and unit-based compensation charge	16,182	8,434
Loss on disposal of assets	3,426	5,728
Non-cash loss on extinguishment of debt	6,526	—
Provision for doubtful accounts	3,797	2,373
Deferred income tax expense	197	1,303
Other	4,010	2,840
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(120,224)	(68,007)
Inventories	6,425	25,915
Prepaid expenses and other current assets	(6,014)	8,035
Accounts payable	29,193	22,245
Accrued interest expense	9,838	1,159
Other current liabilities	(5,091)	(3,039)
Other liabilities	(2,718)	379
Net cash provided by operating activities	111,793	181,217

Cash flows provided by (used in) investing activities:
Business acquisitions, net of cash acquired	(7,092)	(37,186)
Capital expenditures	(41,222)	(33,263)
Proceeds from sale of assets	3,267	8,013
Other	(24)	—
Net cash used in investing activities	(45,071)	(62,436)

Cash flows provided by (used in) financing activities:
Distributions	(129,054)	(128,899)
Contributions from partners	606	455
Proceeds from issuance of long-term debt	459,952	48,163
Payments on long-term debt	(363,058)	(2,641)
Net additions to (reductions in) short-term borrowings	27,902	(74,280)
Net additions to collateralized short-term borrowings	73,000	42,000
Cash paid for financing costs	(7,925)	—
Net cash provided by (used in) financing activities	61,423	(115,202)

Effect of exchange rate changes on cash	(173)	(17)

Net change in cash and cash equivalents	127,972	3,562
Cash and cash equivalents - beginning of period	6,307	8,218
Cash and cash equivalents - end of period	$134,279	$11,780
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

Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of debt issued by Ferrellgas, L.P.

Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2014 and 2013 are not necessarily indicative of the results to be expected for a full fiscal year. Ferrellgas, L.P. serves residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia, and Puerto Rico.

The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes included in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2013.

B.    Summary of significant accounting policies

(1)    Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, valuation methods used to value intangibles and goodwill in business combinations, allowance for doubtful accounts, fair value of reporting units, fair value of derivative contracts, and stock and unit-based compensation calculations.

(2)    Supplemental cash flow information: For purposes of the condensed consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Certain cash flow and significant non-cash activities are presented below:

	For the nine months ended April 30,
	2014	2013
CASH PAID FOR:
Interest	$40,394	$50,413
Income taxes	$358	$73
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$1,500	$—
Liabilities incurred in connection with acquisitions	$887	$8,047
Change in accruals for property, plant and equipment additions	$1,318	$449

C.    Supplemental financial statement information

Inventories consist of the following:

	April 30, 2014	July 31, 2013
Propane gas and related products	$84,921	$94,946
Appliances, parts and supplies	25,800	22,170
Inventories	$110,721	$117,116

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes with terms up to 36 months. Most of these contracts call for payment based on market prices at the date of delivery. As of April 30, 2014, Ferrellgas, L.P. had committed, for supply procurement purposes, to take delivery of approximately 21.2 million gallons of propane at fixed prices.

Other current liabilities consist of the following:

	April 30, 2014	July 31, 2013
Accrued interest	$27,625	$17,787
Accrued payroll	30,411	30,295
Customer deposits and advances	15,521	20,420
Other	49,496	50,401
Other current liabilities	$123,053	$118,903

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013
Operating expense	$47,967	$49,633	$148,700	$141,794
Depreciation and amortization expense	1,492	1,371	4,347	4,298
Equipment lease expense	4,149	3,555	11,543	10,435
	$53,608	$54,559	$164,590	$156,527

D. Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30, 2014	July 31, 2013
Accounts receivable pledged as collateral	$230,798	$130,025
Accounts receivable	22,385	4,867
Other	196	506
Less: Allowance for doubtful accounts	(5,803)	(3,607)
Accounts and notes receivable, net	$247,576	$131,791

At April 30, 2014, $230.8 million of trade accounts receivable were pledged as collateral against $155.0 million of collateralized notes payable due to a commercial paper conduit. At July 31, 2013, $130.0 million of trade accounts receivable were pledged as collateral against $82.0 million of collateralized notes payable due to the commercial paper conduit. These accounts receivable pledged as collateral are bankruptcy remote from Ferrellgas, L.P. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these accounts receivable pledged as collateral.

As of April 30, 2014, Ferrellgas, L.P. had received cash proceeds of $155.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. As of July 31, 2013, Ferrellgas, L.P. had received cash proceeds of $82.0 million from trade accounts receivables securitized, with no remaining capacity to receive additional proceeds. Borrowings under the accounts receivable securitization facility had a weighted average interest rate of 1.8% and 2.4% as of April 30, 2014 and July 31, 2013, respectively.

E.    Debt

Short-term borrowings

Ferrellgas, L.P. classified a portion of its secured credit facility borrowings as short-term because it was used to fund working capital needs and the subsequent acquisition of Sable Environmental, LLC and Sable SWD 2, LLC on May 1, 2014. Management classified these amounts as current due to their intent to pay these amounts down within the 12 month period following each balance sheet date. As of April 30, 2014 and July 31, 2013, $78.0 million and $50.1 million, respectively, were classified as short-term borrowings. For further discussion see the secured credit facility section below.

Long-term debt

Long-term debt consists of the following:

	April 30, 2014	July 31, 2013
Senior notes
Fixed rate, 6.50%, due 2021	$500,000	$500,000
Fixed rate, 6.75%, due 2022	325,000	—
Fixed rate, 9.125%, due 2017, net of unamortized discount of $2,556 at July 31, 2013	—	297,444
Fair value adjustments related to interest rate swaps	(4,062)	(1,657)

Secured credit facility
Variable interest rate, expiring October 2018 (net of $78.0 million and $50.1 million classified as short-term borrowings at April 30, 2014 and July 31, 2013, respectively)	195,644	121,346

Notes payable
8.9% and 9.1% weighted average interest rate at April 30, 2014 and July 31, 2013, respectively, due 2014 to 2022, net of unamortized discount of $2,017 and $2,392 at April 30, 2014 and July 31, 2013, respectively	10,021	10,898
	1,026,603	928,031
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	3,233	3,091
Long-term debt	$1,023,370	$924,940

Senior Notes

During November 2013, Ferrellgas, L.P. issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. Ferrellgas, L.P. received $319.3 million of net proceeds after deducting underwriters' fees. Ferrellgas, L.P. used the net proceeds to redeem all of its $300.0 million 9.125% fixed rate senior notes due October 1, 2017. Ferrellgas, L.P. used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

As a result of the above transactions, the scheduled annual principal payments on long-term debt have been updated as follows:

For the fiscal year ending July 31,	Scheduled annual principal payments
2014	$520
2015	3,103
2016	3,043
2017	2,706
2018	1,124
Thereafter	1,022,186
Total	$1,032,682

Secured credit facility

During October 2013, Ferrellgas, L.P. executed an amendment to its secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million. Ferrellgas, L.P. incurred a loss on extinguishment of debt of $0.3 million related to the writeoff of capitalized financing costs. Borrowings on the amended secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of April 30, 2014, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $273.6 million, of which $196.3 million was classified as long-term debt. As of July 31, 2013, Ferrellgas, L.P. had total borrowings outstanding under its secured credit facility of $171.4 million, of which $121.3 million was classified as long-term debt. Additionally, Ferrellgas had $166.1 million and $205.4 million of available borrowing capacity under our secured credit facility as of April 30, 2014 and April 30, 2013, respectively.

Borrowings outstanding at April 30, 2014 and July 31, 2013 under the secured credit facilities had weighted average interest rates of 3.3% and 3.7%, respectively.

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

Letters of credit outstanding at April 30, 2014 totaled $60.3 million and were used primarily to secure insurance arrangements and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2013 totaled $53.9 million and were used primarily to secure insurance arrangements and to a lesser extent, commodity hedges and product purchases. At April 30, 2014, Ferrellgas, L.P. had remaining letter of credit capacity of $139.7 million. At July 31, 2013 Ferrellgas, L.P. had remaining letter of credit capacity of $146.1 million.

Interest rate swaps

During May 2012, Ferrellgas, L.P. entered into a $140.0 million interest rate swap agreement to hedge against changes in the fair value of a portion of its $300.0 million 9.125% fixed rate senior notes due 2017. Ferrellgas, L.P. received 9.125% and paid one-month LIBOR plus 7.96% on the $140.0 million swapped. Ferrellgas, L.P. accounted for this agreement as a fair value hedge. In October 2013, this interest rate swap was terminated. As a result, Ferrellgas, L.P. discontinued hedge accounting treatment for this agreement at a cost of $0.2 million, which was classified as loss on extinguishment of debt when the related senior notes were redeemed as discussed above.

F.  Partners’ capital

Partnership distributions paid

Ferrellgas, L.P. has paid the following distributions:

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013
Ferrellgas Partners	$39,994	$39,934	$127,750	$127,597
General partner	408	408	1,304	1,302
	$40,402	$40,342	$129,054	$128,899

On May 22, 2014, Ferrellgas, L.P. declared distributions for the three months ended April 30, 2014 to Ferrellgas Partners and the general partner of $48.9 million and $0.5 million, respectively, which are expected to be paid on June 13, 2014.

See additional discussions about transactions with related parties in Note I – Transactions with related parties.

Accumulated other comprehensive income (loss) (“AOCI”)

See Note H – Derivative instruments and hedging activities – for details regarding changes in the fair value of risk management financial derivatives recorded within AOCI for the nine months ended April 30, 2014 and 2013.

General partner’s commitment to maintain its capital account

Ferrellgas, L.P.’s partnership agreement allows the general partner to have an option to maintain its 1.0101% general partner interest concurrent with the issuance of other additional equity.

During the nine months ended April 30, 2014, the general partner made non-cash contributions of $0.3 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

During the nine months ended April 30, 2013, the general partner made non-cash contributions of $0.2 million to Ferrellgas, L.P. to maintain its 1.0101% general partner interest.

G.    Fair value measurements

Derivative Financial Instruments

The following table presents Ferrellgas, L.P.’s financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of April 30, 2014 and July 31, 2013:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
April 30, 2014:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$2,382	$—	$2,382
Propane commodity derivatives	$—	$10,283	$—	$10,283
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(6,254)	$—	$(6,254)

July 31, 2013:
Assets:
Derivative financial instruments:
Interest rate swap agreements	$—	$3,783	$—	$3,783
Propane commodity derivatives	$—	$2,532	$—	$2,532
Liabilities:
Derivative financial instruments:
Interest rate swap agreements	$—	$(4,998)	$—	$(4,998)
Propane commodity derivatives	$—	$(907)	$—	$(907)

The fair values of Ferrellgas, L.P.’s non-exchange traded commodity derivative contracts are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. The fair values of interest rate swap contracts are based upon third-party quotes or indicative values based on recent market transactions.

H.   Derivative instruments and hedging activities

Ferrellgas, L.P. is exposed to certain market risks related to its ongoing business operations. These risks include exposure to changing commodity prices as well as fluctuations in interest rates. Ferrellgas, L.P. utilizes derivative instruments to manage its exposure to fluctuations in commodity prices. Ferrellgas, L.P. also periodically utilizes derivative instruments to manage its exposure to fluctuations in interest rates.

Derivative instruments and hedging activities

During the nine months ended April 30, 2014 and 2013, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of financial derivative contract gains or losses from the assessment of hedge effectiveness related to commodity cash flow hedges.

The following tables provide a summary of the fair value derivatives that were designated as hedging instruments in Ferrellgas, L.P.’s condensed consolidated balance sheets as of April 30, 2014 and July 31, 2013:

	April 30, 2014
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$8,420	Other current liabilities	$—
Propane commodity derivatives	Other assets, net	1,863	Other liabilities	—
Interest rate swap agreements	Prepaid expenses and other current assets	2,192	Other current liabilities	—
Interest rate swap agreements	Other assets, net	190	Other liabilities	6,254
	Total	$12,665	Total	$6,254

	July 31, 2013
	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	Fair value	Location	Fair value
Propane commodity derivatives	Prepaid expenses and other current assets	$1,400	Other current liabilities	$569
Propane commodity derivatives	Other assets, net	1,132	Other liabilities	338
Interest rate swap agreements	Prepaid expenses and other current assets	3,341	Other current liabilities	—
Interest rate swap agreements	Other assets, net	442	Other liabilities	4,998
	Total	$6,315	Total	$5,905

The following table provides a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of earnings for the nine months ended April 30, 2014 and 2013 due to derivatives designated as fair value hedging instruments:

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the three months ended April 30,		For the three months ended April 30,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$627	$805	$(2,275)	$(5,469)

		Amount of Gain Recognized on Derivative		Amount of Interest Expense Recognized on Fixed-Rated Debt (Related Hedged Item)
Derivative Instrument	Location of Gain Recognized on Derivative	For the nine months ended April 30,		For the nine months ended April 30,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$1,948	$2,412	$(9,915)	$(16,406)

The following tables provide a summary of the effect on Ferrellgas, L.P.’s condensed consolidated statements of comprehensive income for the three and nine months ended April 30, 2014 and 2013 due to the effective portion of derivatives designated as cash flow hedging instruments:

	For the three months ended April 30, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$(165)	Cost of product sold- propane and other gas liquids sales	$(3,885)
Interest rate swap agreements	825	Interest expense	—
	$660		$(3,885)

	For the three months ended April 30, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$1,130	Cost of product sold- propane and other gas liquids sales	$(1,723)
Interest rate swap agreements	(98)	Interest expense	—
	$1,032		$(1,723)

	For the nine months ended April 30, 2014
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$17,298	Cost of product sold- propane and other gas liquids sales	$(8,640)
Interest rate swap agreements	(251)	Interest expense	—
	$17,047		$(8,640)

	For the nine months ended April 30, 2013
Derivative Instrument	Amount of Gain (Loss) Recognized in AOCI	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
Propane commodity derivatives	$2,044	Cost of product sold- propane and other gas liquids sales	$(10,348)
Interest rate swap agreements	(941)	Interest expense	—
	$1,103		$(10,348)

The changes in derivatives included in AOCI for the nine months ended April 30, 2014 and 2013 were as follows:

	For the nine months ended April 30,
Gains and losses on derivatives included in AOCI	2014	2013
Beginning balance	$2,066	$(12,799)
Change in value of risk management commodity derivatives	17,298	2,044
Reclassification of gains and losses on commodity hedges to cost of product sold - propane and other gas liquids sales	(8,640)	10,348
Change in value of risk management interest rate derivatives	(251)	(941)
Ending balance	$10,473	$(1,348)

Ferrellgas, L.P. expects to reclassify net gains of approximately $8.2 million to earnings during the next 12 months. These net gains are expected to be offset by reduced margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception.

During the nine months ended April 30, 2014 and 2013, Ferrellgas, L.P. had no reclassifications to earnings resulting from the discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.

As of April 30, 2014, Ferrellgas, L.P. had financial derivative contracts covering 1.3 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.

Derivative Financial Instruments Credit Risk

Ferrellgas, L.P. is exposed to credit loss in the event of nonperformance by counterparties to derivative financial and commodity instruments. Ferrellgas, L.P.’s counterparties principally consist of major energy companies and major U.S. financial institutions. Ferrellgas, L.P. maintains credit policies with regard to its counterparties that it believes reduces its overall credit risk. These policies include evaluating and monitoring its counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by Ferrellgas, L.P. in the forms of letters of credit, parental guarantees or cash. Although Ferrellgas, L.P. has concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, Ferrellgas, L.P. would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was $10.3 million at April 30, 2014.

Ferrellgas, L.P. holds certain derivative contracts that have credit-risk-related contingent features which dictate credit limits based upon the Ferrellgas, L.P.’s debt rating. At April 30, 2014, a downgrade in the Ferrellgas, L.P.’s debt rating would not trigger any further reduction in credit limit. There were no derivatives with credit-risk-related contingent features in a liability position on April 30, 2014 and Ferrellgas, L.P. had no posted collateral in the normal course of business related to such derivatives.

I.    Transactions with related parties

Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P. and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013
Operating expense	$55,458	$55,374	$165,028	$156,752

General and administrative expense	$9,233	$10,252	$24,334	$23,708

See additional discussions about transactions with the general partner and related parties in Note F – Partners’ capital.

J.    Contingencies and commitments

Litigation

Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. can be threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Other than as discussed below, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

During the first quarter of fiscal 2014 Ferrellgas, L.P. reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbecue cylinders. Ferrellgas, L.P. already paid and reflected in the condensed consolidated financial statements the settlement reached.

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas, L.P. and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  Ferrellgas, L.P. filed an answer to the complaint and believes that the FTC’s claims are without merit and will vigorously defend the claims. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time.

Ferrellgas, L.P. has also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. Ferrellgas, L.P. believes the claims are without merit and intends to defend them vigorously. The case has not been certified for class treatment. Ferrellgas, L.P. recently prevailed on an appeal before the Tenth Circuit Court of Appeals and the appellate court ordered the trial court to determine whether the case must be arbitrated. Ferrellgas, L.P. does not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

K.  Subsequent events

Ferrellgas, L.P. evaluated events and transactions occurring after the balance sheet date through the date Ferrellgas, L.P.’s condensed consolidated financial statements were issued and concluded that, other than the events discussed below, there were no events or transactions occurring during this period that require recognition or disclosure in its condensed consolidated financial statements.

On May 1, 2014, Ferrellgas, L.P. entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in each of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable"), a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $124.7 million, subject to certain purchase price adjustments. Consideration was paid in cash upon closing and a two year earn-out agreement was entered into entitling the sellers to additional cash consideration if the acquired business exceeds certain earnings targets. The acquisition was funded through the secured credit facility.

On May 1, 2014, subsequent to the Sable acquisition discussed above, the previous Sable ownership group purchased 2.0 million new common units of Ferrellgas Partners in a registered direct offering, which units are subject to certain transfer restrictions, for an aggregate purchase price of $50.0 million. Ferrellgas used these proceeds to pay down a portion of borrowing under the secured credit facility that had been made to fund the Sable acquisition.

On June 6, 2014, Ferrellgas, L.P. executed a third amendment to its secured credit facility to better facilitate its strategic focus on further business diversification. Immediately following the amendment, Ferrellgas, L.P. increased the size of this facility from $500.0 million to $600.0 million providing increased liquidity for future acquisitions. There was no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness.

The amended secured credit facility contains various affirmative and negative covenants and default provisions, as well as requirements with respect to the maintenance of specified financial ratios and limitations on the making of loans and investments.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(unaudited)
	April 30, 2014	July 31, 2013
ASSETS
Cash	$1,100	$1,100
Total assets	$1,100	$1,100

Contingencies and commitments (Note B)

STOCKHOLDER'S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	48,835	43,870
Accumulated deficit	(48,735)	(43,770)
Total stockholder's equity	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF EARNINGS
(unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2014	2013	2014	2013

General and administrative expense	$125	$—	$4,965	$4,675

Net loss	$(125)	$—	$(4,965)	$(4,675)
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended April 30,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(4,965)	$(4,675)
Cash used in operating activities	(4,965)	(4,675)

Cash flows provided by (used in) financing activities:
Capital contribution	4,965	4,675
Cash provided by financing activities	4,965	4,675

Net change in cash	—	—
Cash - beginning of period	1,100	1,100
Cash - end of period	$1,100	$1,100
See notes to condensed financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
  (unaudited)

NOTES TO CONDENSED FINANCIAL STATEMENTS

A.    Formation

Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “Partnership”).

The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal recurring nature.

The Finance Corp. has nominal assets, does not conduct any operations and has no employees.

B.    Contingencies and commitments

During November 2013, the Partnership issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 with the proceeds used to fund the redemption of $300.0 million of 9.125% fixed rate senior notes due October 1, 2017.

The Finance Corp. serves as co-issuer and co-obligor for the following debt securities of the Partnership:

•	$500.0 million, 6.50% senior notes due 2021; and

•	$325.0 million, 6.75% senior notes due 2022.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners and the operating partnership.

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners while Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented.

In this Item 2 of the Quarterly Report on Form 10-Q, unless the context indicates otherwise:

•
“us,” “we,” “our,” “ours,” or “consolidated” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	“operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	“general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“retail sales” refers to Propane and other gas liquid sales: Retail — Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;

•
“wholesale sales” refers to Propane and other gas liquid sales: Wholesale — Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

•
“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third party propane distributors or marketers through our hedging activities and the volume of refined fuel sold;

•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers; and

•	“Notes” refers to the notes to the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The common units of Ferrellgas Partners are listed on the New York Stock Exchange and our activities are primarily conducted through the operating partnership.

The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to the senior notes co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.

Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 27% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.

We file annual, quarterly, and other reports and information with the SEC. You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange under the ticker symbol “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.

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

The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•
because Ferrellgas Partners has outstanding $182.0 million in aggregate principal amount of 8.625% senior notes due fiscal 2020, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E – Debt in the respective notes to their condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units during both fiscal 2014 and 2013.

Overview

Strategic Diversification Acquisition

On May 1, 2014, we entered into a membership interest purchase agreement to acquire all of the issued and outstanding membership interests in each of Sable Environmental, LLC and Sable SWD 2, LLC (collectively, "Sable"), a fluid logistics provider in the Eagle Ford shale region of south Texas for consideration of $124.7 million, subject to certain purchase price adjustments. Consideration was paid in cash upon closing and a two year earn-out agreement was entered into entitling the sellers to additional cash consideration if the acquired business exceeds certain earnings targets. The acquisition was funded through the secured credit facility and Sable's ownership group subsequently purchased $50.0 million of our common units in a registered direct offering, which units are subject to certain transfer restrictions. With this acquisition we have established a new operating and reportable segment referred to as our “Midstream Operations”. We expect this acquisition to be immediately accretive. With the acquisition of Sable we have two reportable operating segments: propane and related equipment sales and midstream operations.

 Propane and related equipment sales

We believe we are the second largest retail marketer of propane in the United States as measured by the volume of our retail sales in fiscal 2013 and the largest national provider of propane by portable tank exchange. We serve residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Sales from propane distribution are generated principally from transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Sales from portable tank exchanges, nationally branded under the name Blue Rhino, are generated through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural while our market areas for our industrial/commercial and portable tank exchange customers are generally urban.

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

The market for propane is seasonal because of increased demand during the months of November through March (the “winter heating season”) primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season. However, our propane by portable tank exchange sales volumes provide increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. These sales also provide us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.

We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We define “normal” temperatures based on 30 year historical information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.

Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a strong correlation between weather and customer usage, general economic conditions in the United States and the wholesale price of propane can have a significant impact on this correlation. Additionally, there is a natural time lag between the onset of cold weather and increased sales to customers. If the United States were to experience a cooling trend, we could expect nationwide demand for propane to increase which could lead to greater sales, income and liquidity availability. Conversely, if the United States were to experience a warming trend, we could expect nationwide demand for propane to decrease which could lead to a reduction in our sales, income and liquidity availability. For the quarter ended April 30, 2014, weather in the more highly concentrated geographic areas we serve was 5% colder than that of the prior year and 10% colder than normal.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales prices we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions, including inflation, and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities. Propane prices continued to be volatile in fiscal 2014 as evidenced by increases in the average wholesale market prices at major supply points in Mt. Belvieu, Texas and Conway, Kansas. During the nine months ended April 30, 2014, the average wholesale market price was 34% more than the prior year period at Mt. Belvieu, Texas and 60% more than the prior year period at Conway, Kansas. We believe the sustained higher average wholesale prices during the nine months ended April 30, 2014 negatively impacted our propane sales volume as we passed price increases on to our customers.

We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately economically hedged with an offsetting propane purchase commitment. Moreover, customers may not fulfill their purchase agreement due to the effects of warmer than normal weather, customer conservation or economic conditions.

Our open financial derivative purchase commitments are designated as hedges primarily for fiscal 2014 through 2016 sales commitments and, as of April 30, 2014, have experienced net mark to market gains of approximately $10.3 million. Because these financial derivative purchase commitments qualify for hedge accounting treatment, the resulting asset, liability and related mark to market gains or losses are recorded on the condensed consolidated balance sheets as “Prepaid expenses and other current assets,” "Other assets, net," “Other current liabilities,” "Other liabilities" and “Accumulated other comprehensive income (loss),” respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings as the underlying inventory is sold. These financial derivative purchase commitment net gains are expected to be offset by decreased margins on propane sales commitments that qualify for the normal purchase normal sale exception. At April 30, 2014, we estimate 70% of currently open financial derivative purchase commitments, the related propane sales commitments and the resulting gross margin will be realized into earnings during the next twelve months.

We enter into interest rate derivative contracts, including swaps, to manage our exposure to interest rate risk associated with our fixed rate senior notes and our floating rate borrowings from both the secured credit facility and the accounts receivable securitization facility. Fluctuations in interest rates subject us to interest rate risk. Decreases in interest rates increase the fair value of our fixed rate debt, while increases in interest rates subject us to the risk of increased interest expense related to our variable rate borrowings.
Midstream Operations - Disposal Wells
We currently own and operate six disposal wells in and around the Eagle Ford shale in south Texas. Disposal wells are a critical component of the oil and natural gas well drilling industry. Oil and gas wells generate significant volumes of salt water known as “flowback” and “production” water. Flowback is a water based solution that flows back to the surface during and after the completion of the hydraulic fracturing (“fracking”) process whereby large volumes of water, sand and chemicals are injected under high pressures into rock formations to stimulate production. Flowback contains clays, chemicals, dissolved metal ions, total dissolved solids and oil/condensate. Production water is saltwater from underground formations that are brought to the surface during the normal course of oil or gas production. Because this water has been in contact with hydrocarbon-bearing formations, it contains some of the chemical characteristics of the formations and the hydrocarbons. In the oil and gas fields we service, these volumes of water are transported by truck away from the fields to disposal wells where it is injected into underground geologic formations using high-pressure pumps. Our revenue is derived from fees we charge our customers to dispose of salt water at our facilities and crude oil sales from the process we use to separate crude oil that is dissolved in the salt water, known as “skimming oil”.
Our gross margin is highly dependent on production activity in the Eagle Ford shale and thus from the volume of salt water delivered to our wells for disposal. We do not attempt to hedge the price of crude oil sales from our skimming activities.

Our business strategy is to:

•	expand our operations through disciplined acquisitions and internal growth both inside and outside our core propane operations as accretive opportunities become available;

•	capitalize on our national presence and economies of scale;

•	maximize operating efficiencies through utilization of our technology platform; and

•	align employee interests with our investors through significant employee ownership.

“Net earnings attributable to Ferrellgas Partners, L.P.” in the nine months ended April 30, 2014 was $81.0 million compared to $85.2 million in the prior year period. This decrease was primarily due to:

•
a $21.2 million loss on extinguishment of debt related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017 and related interest rate swap termination;

•	an $26.2 million increase in “operating expenses” due primarily to the increase in propane sales volume; and

•	a $8.6 million increase in “general and administrative expenses”;

partially offset by the following:

•	a $40.6 million increase in “Gross margin – Propane and other gas liquid sales” due primarily to the increase in propane sales volume;

•	a $3.9 million increase in “Gross margin – Other”;

•	a $2.3 million decrease in "Non-cash employee stock ownership plan compensation charge" due to a decrease in the allocation of Ferrell Companies shares to employees; and

•	a $2.3 million decrease in "Loss on disposal of assets".

We completed our last annual goodwill impairment test on January 31, 2014. We are not aware of any indicators of impairment.

Forward-looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning our future operating results or our ability to generate sales, income or cash flow are forward-looking statements.

Forward-looking statements are not guarantees of performance. Undue reliance should not be put on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.

Some of our forward-looking statements include the following:

•	that we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities;

•
that our operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt;

•	that Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness;

•
that our future capital expenditures and working capital needs will be provided by a combination of cash generated from future operations, existing cash balances, the secured credit facility or the accounts receivable securitization facility; and

•	our expectation that our acquisition of Sable will be immediately accretive to earnings.

When considering any forward-looking statement, keep in mind the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2013 as well as any changes to these risk factors set forth in "Part II, Item 1A" of this Quarterly Report on From 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or to pay interest on the principal of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.

Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended April 30, 2014 compared to April 30, 2013

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended April 30,	2014	2013	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	185,961	196,009	(10,048)	(5)%
Wholesale – Sales to Resellers	71,963	71,113	850	1%
	257,924	267,122	(9,198)	(3)%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$445,731	$359,019	$86,712	24%
Wholesale – Sales to Resellers	151,720	121,391	30,329	25%
Other Gas Sales (a)	27,666	27,998	(332)	(1)%
	$625,117	$508,408	$116,709	23%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$164,254	$153,697	$10,557	7%
Wholesale – Sales to Resellers (a)	38,607	41,504	(2,897)	(7)%
	$202,861	$195,201	$7,660	4%

Gross margin - Other	$27,612	$27,898	$(286)	(1)%
Operating income	67,531	69,102	(1,571)	(2)%
Adjusted EBITDA	99,815	98,494	1,321	1%
Interest expense	(20,189)	(22,084)	1,895	9%
Interest expense - operating partnership	(16,146)	(18,040)	1,894	10%

a)
Gross margin from other gas sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes of fixed price sales commitments in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

c)
Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P. plus income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, litigation accrual and related legal fees associated with a class action lawsuit, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA, Adjusted EBITDA and Distributable cash flow attributable to common unitholders for the three months ended April 30, 2014 and 2013, respectively:

(amounts in thousands)
Three months ended April 30,	2014	2013
Net earnings attributable to Ferrellgas Partners, L.P.	$45,385	$44,681
Income tax expense	1,677	2,023
Interest expense	20,189	22,084
Depreciation and amortization expense	20,913	20,896
EBITDA	88,164	89,684
Non-cash employee stock ownership plan compensation charge	3,710	2,824
Non-cash stock and unit-based compensation charge	5,832	2,222
Loss on disposal of assets	1,732	3,337
Other income, net	(225)	(185)
Litigation accrual and related legal fees associated with a class action lawsuit	97	113
Net earnings attributable to noncontrolling interest	505	499
Adjusted EBITDA	99,815	98,494
Net cash interest expense (a)	(19,941)	(20,631)
Maintenance capital expenditures (b)	(4,762)	(3,466)
Cash paid for taxes	(225)	(43)
Proceeds from asset sales	785	1,850
Distributable cash flow to equity investors (c)	75,672	76,204
Distributable cash flow to general partner and non-controlling interest	1,513	1,524
Distributable cash flow attributable to common unitholders	74,159	74,680
Less: Distributions paid	39,594	39,536
Distributable cash flow excess	$34,565	$35,144

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(c)
Management considers distributable cash flow to equity investors a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow to equity investors, as management defines it, may not be comparable to distributable cash flow to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the three months ended April 30, 2014 averaged 33% and 44% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $1.20 and $0.90 per gallon during the three months ended April 30, 2014 and 2013, respectively, while the wholesale market price at Conway, Kansas averaged $1.22 and $0.85 per gallon during the three months ended April 30, 2014 and 2013, respectively.

Propane sales volumes during the three months ended April 30, 2014 decreased 3%, or 9.2 million gallons, from that of the prior year period primarily due to 10.0 million of decreased gallon sales to retail customers.

The propane industry experienced significant logistical and infrastructure challenges caused by industry-wide storage and transportation issues during the three months ended April 30, 2014.  As a result, wholesale propane prices rose to historic levels in certain geographic areas.  We attempted to supply propane to as many of our customers in these locations as possible by delivering propane in reduced quantities to many individual customers, thereby incurring greater operating expense per delivery.  Once these issues were resolved the wholesale cost of propane decreased significantly and dramatically in these geographic locations.  During February 2014 the wholesale cost of propane in Conway, Kansas decreased from $2.49 per gallon to $1.16 per gallon.  Additionally, during this period of rapidly decreasing wholesale propane prices our gross margin per gallon sold increased on certain contracted sales volumes to commercial customers.

Weather in the more highly concentrated geographic areas we serve was approximately 5% colder than that of the prior year period. Although fiscal year to date sales volumes are greater than those of the prior fiscal year, volumes sold during the three months ended April 30, 2014 were less than those of the prior year period. We believe the timing of winter weather during our fiscal second and third quarters, combined with the impact of inefficient deliveries, as described above, contributed to this anticipated volume decline.

Revenues - Propane and other gas liquids sales

Retail sales increased $86.7 million compared to the prior year period. This increase resulted primarily from a $103.9 million increase in sales price per gallon, partially offset by $17.2 million of decreased sales volumes, both as discussed above.

Wholesale sales increased $30.3 million compared to the prior year period. This increase resulted primarily from $21.8 million of increased sales price per gallon as discussed above.

Gross margin - Propane and other gas liquids sales

Gross margin increased $7.7 million compared to the prior year period. This increase resulted primarily from a $10.1 million increase in gross margin per gallon nationally, partially offset by $2.4 million of decreased sales volumes each as discussed above.

Operating income

"Operating income" decreased $1.6 million compared to the prior year period primarily due to a $7.5 million increase in "Operating expense" and a $1.6 million increase in "General and administrative expense", partially offset by a $7.7 million increase in “Gross margin – Propane and other gas liquid sales”, as discussed above.

"Operating expense" increased $12.8 million primarily due to inefficient deliveries as discussed above. This increase was partially offset by $3.2 million in lower delivery costs associated with the decrease in gallons sold during the current period and the timing of a $3.2 million decrease in performance based incentive expenses. “General and administrative expense” increased primarily due to $2.9 million of increased non-cash stock based compensation charges, partially offset by the timing of a $1.3 million decrease in performance based incentive expenses.

Adjusted EBITDA and distributable cash flow attributable to common unitholders

Adjusted EBITDA increased $1.3 million compared to the prior year period primarily due to $7.7 million of increased “Gross margin – Propane and other gas liquid sales” as discussed above, partially offset by a $6.7 million increase in operating expense each as discussed above.

Operating expense increased $6.7 million primarily due to inefficient deliveries, partially offset by lower delivery costs associated with the decrease in gallons sold during the current period and the timing of a decrease in performance based incentive expenses, all as discussed above.

Nine months ended April 30, 2014 compared to April 30, 2013

			Favorable
(amounts in thousands)			(Unfavorable)
Nine months ended April 30,	2014	2013	Variance
Propane sales volumes (gallons):
Retail – Sales to End Users	558,142	542,688	15,454	3%
Wholesale – Sales to Resellers	233,664	202,396	31,268	15%
	791,806	745,084	46,722	6%

Revenues -
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,215,655	$967,954	$247,701	26%
Wholesale – Sales to Resellers	469,960	345,448	124,512	36%
Other Gas Sales (a)	111,171	113,361	(2,190)	(2)%
	$1,796,786	$1,426,763	$370,023	26%

Gross margin -
Propane and other gas liquids sales: (b)
Retail – Sales to End Users (a)	$432,735	$410,619	$22,116	5%
Wholesale – Sales to Resellers (a)	131,535	113,044	18,491	16%
	$564,270	$523,663	$40,607	8%

Gross margin - Other	$78,601	$74,683	$3,918	5%
Operating income	169,423	155,524	13,899	9%
Adjusted EBITDA (c)	262,613	246,219	16,394	7%
Interest expense	(64,372)	(67,138)	2,766	4%
Interest expense - operating partnership	(52,242)	(55,010)	2,768	5%
Loss on extinguishment of debt	(21,202)	—	(21,202)	NM

NM - Not Meaningful

a)
Gross margin from other gas sales is allocated to Gross margin Retail - Sales to End Users and Wholesale - Sales to Resellers based on the volumes of fixed price sales commitments in each respective category.

b)
Gross margin from propane and other gas liquids sales represents “Revenues - propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales” and does not include depreciation and amortization.

c)
Adjusted EBITDA is calculated as net earnings attributable to Ferrellgas Partners, L.P. plus income tax expense, interest expense, depreciation and amortization expense, loss on extinguishment of debt, non-cash employee stock ownership plan compensation charge, non-cash stock and unit-based compensation charge, loss on disposal of assets, other income, net, Litigation accrual and related legal fees associated with a class action lawsuit, and net earnings attributable to noncontrolling interest. Management believes the presentation of this measure is relevant and useful because it allows investors to view the partnership's performance in a manner similar to the method management uses, adjusted for items management believes makes it easier to compare its results with other companies that have different financing and capital structures. This method of calculating Adjusted EBITDA may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

The following table summarizes EBITDA, Adjusted EBITDA and Distributable cash flow attributable to common unitholders for the nine months ended April 30, 2014 and 2013, respectively:

(amounts in thousands)
Nine months ended April 30,	2014	2013
Net earnings attributable to Ferrellgas Partners, L.P.	$81,006	$85,230
Income tax expense	2,391	2,676
Interest expense	64,372	67,138
Depreciation and amortization expense	61,771	62,522
EBITDA	209,540	217,566
Loss on extinguishment of debt	21,202	—
Non-cash employee stock ownership plan compensation charge	10,389	12,673
Non-cash stock and unit-based compensation charge	16,182	8,434
Loss on disposal of assets	3,426	5,728
Other income, net	(498)	(517)
Litigation accrual and related legal fees associated with a class action lawsuit	1,422	1,338
Net earnings attributable to noncontrolling interest	950	997
Adjusted EBITDA	262,613	246,219
Net cash interest expense (a)	(61,507)	(62,829)
Maintenance capital expenditures (b)	(13,345)	(10,996)
Cash paid for taxes	(403)	(88)
Proceeds from asset sales	3,267	8,013
Distributable cash flow to equity investors (c)	190,625	180,319
Distributable cash flow to general partner and non-controlling interest	3,813	3,606
Distributable cash flow attributable to common unitholders	186,812	176,713
Less: Distributions paid	118,702	118,552
Distributable cash flow excess	$68,110	$58,161

(a)
Net cash interest expense is the sum of interest expense less non-cash interest expense and other income, net. This amount includes interest expense related to the accounts receivable securitization facility.

(b)	Maintenance capital expenditures include capitalized expenditures for betterment and replacement of property, plant and equipment.

(c)
Management considers distributable cash flow to equity investors a meaningful non-GAAP measure of the partnership’s ability to declare and pay quarterly distributions to common unitholders. Distributable cash flow to equity investors, as management defines it, may not be comparable to distributable cash flow to equity investors or similarly titled measurements used by other corporations and partnerships. Items added into our calculation of distributable cash flow to equity investors that will not occur on a continuing basis may have associated cash payments. Distributable cash flow to equity investors may not be consistent with that of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP.

Our sales price per gallon correlates to the wholesale market price of propane. The wholesale market price at major supply points in Mt. Belvieu, Texas and Conway, Kansas during the nine months ended April 30, 2014 averaged 34% and 60% more than the prior year period, respectively. The wholesale market price at Mt. Belvieu, Texas averaged $1.19 and $0.89 per gallon during the nine months ended April 30, 2014 and 2013, respectively, while the wholesale market price at Conway, Kansas averaged $1.28 and $0.80 per gallon during the nine months ended April 30, 2014 and 2013, respectively.

Propane sales volumes during the nine months ended April 30, 2014 increased 6%, or 46.7 million gallons, from that of the prior year period due to 31.3 million of increased gallon sales to wholesale customers and 15.4 million of increased gallons to retail customers.

The propane industry experienced significant logistical and infrastructure challenges caused by industry-wide storage and transportation issues during the three months ended April 30, 2014. As a result, wholesale propane prices rose to historic levels in certain geographic areas.  Once these issues were resolved, the wholesale cost of propane decreased significantly and dramatically in these geographic locations. During February 2014 the wholesale cost of propane in Conway, Kansas decreased from $2.49 per gallon to $1.16 per gallon. During this period of rapidly decreasing wholesale propane prices our gross margin per gallon sold increased on certain contracted sales volumes to commercial customers.

                Weather in the more highly concentrated geographic areas we serve for the nine months ended April 30, 2014 was approximately 10% colder than that of the prior year period and 6% colder than normal. We believe retail and wholesale customer sales volume increased due to colder weather and heavier than normal propane use for crop drying during an unusually wet harvest season.

Revenues - Propane and other gas liquids sales

Retail sales increased $247.7 million compared to the prior year period. This increase resulted primarily from a $220.1 million increase in sales price per gallon and $27.6 million of increased sales volumes, both as discussed above.

Wholesale sales increased $124.5 million compared to the prior year period. This increase resulted primarily from $80.2 million of increased sales price per gallon and $44.3 million of increased sales volumes, both as discussed above.

Gross margin - Propane and other gas liquids sales

Gross margin increased $40.6 million primarily due to a $23.0 million increase in gallon sales and a $17.6 million increase in gross margin per gallon sold nationally, both as discussed above.

Gross margin - Other

Gross margin - Other increased $3.9 million primarily due to $7.7 million of grilling tool and accessory sales gained through acquisitions, partially offset by $3.2 million decrease in miscellaneous fees billed to customers.

Operating income

"Operating income" increased $13.9 million compared to the prior year period primarily due to $40.6 million of increased “Gross margin – Propane and other gas liquid sales”, a $3.9 million increase in Gross margin – Other, both as discussed above, a $2.3 million decrease in "Loss on disposal of assets" and a $2.3 million decrease in "Non-cash employee stock ownership plan compensation charge", partially offset by a $26.2 million increase in “Operating expense” and an $8.6 million increase in “General and administrative expense”.

"Loss on disposal of assets" decreased due to the one time sale of underutilized assets during the prior year period that was not repeated during the current year period. "Non-cash employee stock ownership plan compensation charge" decreased primarily due to an additional allocation of Ferrell Companies shares to employees during the prior year period that was not repeated in the current year period.

"Operating expense" increased $17.4 million primarily due to variable delivery costs related to the increase in propane sales volume as discussed above. “General and administrative expense” increased primarily due to $6.0 million of increased non-cash stock based compensation charges and $2.4 million in personnel and other corporate costs.

Adjusted EBITDA and distributable cash flow attributable to common unitholders

Adjusted EBITDA increased $16.4 million compared to the prior year period primarily due to $40.6 million of increased Gross margin - Propane and other gas liquid sales, a $3.9 million increase in Gross margin - Other, both as discussed above, partially offset by a $24.4 million increase in operating expense and a $1.9 million increase in general and administrative expense.

Operating expense increased $17.4 million primarily due to variable delivery costs related to the increase in propane sales volume as discussed above. General and administrative expense increased primarily due to $1.6 million in personnel and other corporate costs.

Distributable cash flow attributable to common unitholders increased $10.1 million compared to the prior year period primarily due to the $16.4 million increase in Adjusted EBITDA as discussed above as well as a $1.3 million decrease in net cash interest expense. These increases were partially offset by a $4.7 million decrease in proceeds from asset sales due to a one time sale of underutilized assets in the prior year period that was not repeated in the current year period and a $2.3 million increase in maintenance capital expenditures due to timing.

Interest expense - consolidated

“Interest expense” decreased $2.8 million primarily due to a $2.7 million decrease due to the issuance of new senior debt at lower rates than the debt retired.

Interest expense - operating partnership

“Interest expense” decreased $2.8 million primarily due to a $2.7 million decrease due to the issuance of new senior debt at lower rates than the debt retired.

Loss on extinguishment of debt

During the nine months ended April 30, 2014, we redeemed the outstanding principal amount on our $300.0 million 9.125% fixed rate senior notes due October 1, 2017, incurring a loss on extinguishment of debt of $20.9 million. We incurred an additional $0.3 million loss on extinguishment of debt related to the write-off of capitalized financing costs as a result of amending our secured credit facility.

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

On June 6, 2014, we executed a third amendment to our secured credit facility to better facilitate our strategic focus on further business diversification. Immediately following the amendment, we increased the size of this facility from $500.0 million to $600.0 million providing increased liquidity for future acquisitions. There was no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness. During October 2013, we executed an amendment to our secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sub-limit which remains at $200.0 million.

On May 1, 2014, we entered into a series of transactions to acquire all of the issued and outstanding membership interests in Sable, a fluid logistics provider in the Eagle Ford shale region of south Texas. These transactions resulted in borrowings of $74.7 million from our secured credit facility and the issuance of $50.0 million of common units in a registered direct offering, which units are subject to certain transfer restrictions pursuant to a shelf registration statement on Form S-3 which became effective on June 12, 2012. On April 30, 2014, in anticipation of this acquisition, we borrowed $125.0 million from our secured credit facility, which was reflected in our cash holdings at April 30, 2014.

During November 2013, we issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We applied the net proceeds to redeem all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

Distributable Cash Flow

A reconciliation of distributable cash flow to distributions paid for the twelve months ended April 30, 2014 to the twelve months ended January 31, 2014 is as follows (in thousands):

	Distributable Cash Flow	Changes in cash reserves approved by our General Partner	Cash distributions paid	DCF ratio
Nine months ended April 30, 2014	$190,625	$69,420	$121,205
Year ended July 31, 2013	183,114	21,642	161,472
Less: Nine months ended April 30, 2013	180,319	59,269	121,050
Twelve months ended April 30, 2014	$193,420	$31,793	$161,627	1.20

Six months ended January 31, 2014	$114,953	$34,150	$80,803
Year ended July 31, 2013	183,114	21,642	161,472
Less: Six months ended January 31, 2013	104,115	23,407	80,708
Twelve months ended January 31, 2014	$193,952	$32,385	$161,567	1.20

Increase (decrease)	$(532)	$(592)	$60	—

For the twelve months ended April 30, 2014 distributable cash flow decreased $0.5 million, while cash distributions paid remained virtually unchanged which resulted in our distribution coverage ratio remaining unchanged at 120% for the twelve months ended April 30, 2014 as compared to the twelve months ended January 31, 2014.

Subject to meeting the financial tests discussed below and also subject to the risk factors identified in our Annual Report on Form 10-K for fiscal 2013 entitled, “Item 1A. Risk Factors” as well as any changes to these risk factors set forth in "Part II, Item 1A" of this Quarterly Report on From 10-Q, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our secured credit facility and our accounts receivable securitization facility should provide us the means to meet our anticipated liquidity and capital resource requirements.

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

A quarterly distribution of $0.50 will be paid on June 13, 2014 to all common units that were outstanding on June 6, 2014. This represents the seventy-ninth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.

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

As of April 30, 2014, we met all of our required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of our required quarterly financial tests and covenants in fiscal 2014. However, we may not meet the applicable financial tests in future quarters if we were to experience:

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

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:

•
a shelf registration statement for the periodic sale of up to $750.0 million in common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of May 31, 2014, these two registrants collectively had $700.0 million available under this shelf registration statement; and

•
an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million in common units to fund acquisitions; as of May 31, 2014, Ferrellgas Partners had $225.8 million available under this shelf registration statement.

Operating Activities

Net cash provided by operating activities was $103.9 million for the nine months ended April 30, 2014, compared to net cash provided by operating activities of $173.2 million for the nine months ended April 30, 2013. This decrease in cash provided by operating activities was primarily due to a $72.5 million increase in working capital requirements partially offset by a $6.2 million increase in cash flow from operations.

The increase in working capital requirements was primarily due to a $52.2 million increase in accounts receivable resulting from the increase in the wholesale price of propane, a $19.5 million increase in inventory from the increase in the wholesale price of propane as well as the timing of inventory purchases and a $14.1 million increase in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances. These increases in working capital requirements were partially offset by a $8.7 million increase in accrued interest expense due to the timing of interest payments due and a $7.0 million increase in accounts payable from the timing of purchases and disbursements.

The increase in cash flow from operations is primarily due to $40.6 million of increased “Gross margin – Propane and other gas liquid sales” and a $3.9 million increase in “Gross margin – Other,” each as discussed above, partially offset by a $24.4 million increase in operating expenses, a $2.7 million increase in general and administrative expenses and $14.7 million of make whole and consent payments related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017.

The operating partnership

Net cash provided by operating activities was $111.8 million for the nine months ended April 30, 2014, compared to net cash provided by operating activities of $181.2 million for the nine months ended April 30, 2013. This decrease in cash provided by operating activities was primarily due to a $72.2 million increase in working capital requirements partially offset by a $5.9 million increase in cash flow from operations.

The increase in working capital requirements was primarily due to a $52.2 million increase in accounts receivable resulting from the increase in the wholesale price of propane, a $19.5 million increase in inventory from the increase in the wholesale price of propane as well as the timing of inventory purchases, a $14.1 million increase in prepaid expenses and other current assets primarily due to the timing of deposits made toward the purchase of propane appliances. These increases in working capital requirements were partially offset by a $8.7 million increase in accrued interest expense due to the timing of interest payments due and a $7.0 million increase in accounts payable from the timing of purchases and disbursements.

The increase in cash flow from operations is primarily due to $40.6 million of increased “Gross margin – Propane and other gas liquid sales” and a $3.9 million increase in “Gross margin – Other,” each as discussed above, partially offset by a $24.4 million increase in operating expenses, a $2.7 million increase in general and administrative expenses and $14.7 million of make whole and consent payments related to the early extinguishment of all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017.

Investing Activities

Capital Requirements

Our business requires continual investments to upgrade or enhance existing operations and to ensure compliance with safety and environmental regulations. Capital expenditures for our business consist primarily of:

•
Maintenance capital expenditures. These capital expenditures include expenditures for betterment and replacement of property, plant and equipment rather than to generate incremental distributable cash flow. Examples of maintenance capital expenditures include a routine replacement of a worn-out asset or replacement of major vehicle components;

•
Growth capital expenditures. These expenditures are undertaken primarily to generate incremental distributable cash flow. Examples include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

Net cash used in investing activities was $45.1 million for the nine months ended April 30, 2014, compared to net cash used in investing activities of $62.4 million for the nine months ended April 30, 2013. This decrease in net cash used in investing activities is primarily due to a decrease of $30.1 million in "Business acquisitions, net of cash acquired", partially offset by a $8.0 million increase in "Capital expenditures" and a $4.7 million decrease in “Proceeds from sale of assets” resulting primarily from the one-time sale of underutilized assets during the prior year period that was not repeated during the current year period.

The increase in "Capital expenditures" relates primarily to $2.4 million of increased operating facilities construction projects and $1.5 million related to the timing of purchases of tank exchange propane cylinders in preparation of the summer grilling season. Maintenance capital expenditures increased $2.3 million primarily due to timing. Due to the mature nature of our business we have not incurred and do not anticipate significant fluctuations in maintenance capital expenditures. However, future fluctuations in growth capital expenditures could occur due to the opportunistic nature of these projects.

Financing Activities

Net cash provided by financing activities was $69.3 million for the nine months ended April 30, 2014, compared to net cash used in financing activities of $107.0 million for the nine months ended April 30, 2013. This increase in net cash provided by financing activities was primarily due to a $125.0 million borrowing on our secured credit facility on April 30, 2014 in anticipation of our acquisition of Sable. The remaining increase in cash provided by financing activities was primarily due to a $34.5 million net increase in our secured credit facility and accounts receivable securitization facility borrowings, both of which are primarily a result of the working capital requirements discussed above and a $25.0 million increase in long term borrowings as discussed below. These increases were somewhat offset by a $7.9 million increase in "Cash paid for financing costs".

During November 2013, we issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We used the net proceeds to redeem all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

Distributions

Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $119.9 million during the nine months ended April 30, 2014 in connection with the distributions declared for the three months ended July 31, 2013, October 31, 2013 and January 31, 2014. The quarterly distribution on all common units and the related general partner distribution for the three months ended April 30, 2014 of $41.0 million are expected to be paid on June 13, 2014 to holders of record on June 6, 2014.

Secured credit facility

On June 6, 2014, Ferrellgas, L.P. executed a third amendment to its secured credit facility to better facilitate its strategic focus on further business diversification. Immediately following the amendment, Ferrellgas, L.P. increased the size of this facility from $500.0 million to $600.0 million providing increased liquidity for future acquisitions. There was no change to the size of the letter of credit sublimit which remains at $200.0 million. This amendment did not change the interest rate or the maturity date of the secured credit facility which remains at October 2018. Borrowings under this amended facility are available for working capital needs, capital expenditures and other general partnership purposes, including the refinancing of existing indebtedness. During October 2013, we executed an amendment to our secured credit facility. This amendment extended the maturity date to October 2018 and increased the size of the facility from $400.0 million to $500.0 million with no change to the size of the letter of credit sublimit which remains at $200.0 million.

As of April 30, 2014, we had total borrowings outstanding under our secured credit facility of $273.6 million, of which $195.6 million was classified as long-term debt. Additionally, Ferrellgas had $166.1 million and $205.4 million of available borrowing capacity under our secured credit facility as of April 30, 2014 and April 30, 2013, respectively. On April 30, 2014, we borrowed $125.0 million on our secured credit facility in anticipation of our acquisition of Sable, which occurred on May 1, 2014.

Borrowings outstanding at April 30, 2014 under the secured credit facility had a weighted average interest rate of 3.3%. All borrowings under the secured credit facility bear interest, at our option, at a rate equal to either:

•
for Base Rate Loans or Swing Line Loans, the Base Rate, which is defined as the higher of i) the federal funds rate plus 0.50%, ii) Bank of America’s prime rate; or iii) the Eurodollar Rate plus 1.00%; plus a margin varying from 0.75% to 1.75%; or

•	for Eurodollar Rate Loans, the Eurodollar Rate, which is defined as the LIBOR Rate plus a margin varying from 1.75% to 2.75%.

As of April 30, 2014, the federal funds rate and Bank of America’s prime rate were 0.09% and 3.25%, respectively. As of April 30, 2014, the one-month and three-month Eurodollar Rates were 0.19% and 0.26%, respectively.

In addition, an annual commitment fee is payable at a per annum rate ranging from 0.35% to 0.50% times the actual daily amount by which the facility exceeds the sum of (i) the outstanding amount of revolving credit loans and (ii) the outstanding amount of letter of credit obligations.

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

Letters of credit outstanding at April 30, 2014 totaled $60.3 million and were used primarily to secure insurance arrangements and, to a lesser extent, product purchases. At April 30, 2014, we had remaining letter of credit capacity of $139.7 million.

All standby letter of credit commitments under our secured credit facility bear a per annum rate varying from 1.75% to 2.75% (as of April 30, 2014, the rate was 2.25%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.

Accounts receivable securitization

Ferrellgas Receivables, LLC is accounted for as a consolidated subsidiary. Expenses associated with accounts receivable securitization transactions are recorded in “Interest expense” in the consolidated statements of earnings.

Additionally, borrowings and repayments associated with these transactions are recorded in “Cash flows from financing activities” in the consolidated statements of cash flows.

Cash flows from our accounts receivable securitization facility increased $31.0 million. We received net funding of $73.0 million from this facility during the nine months ended April 30, 2014 as compared to receiving net funding of $42.0 million from this facility in the prior year period.

Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the secured credit facility. See additional discussion about the secured credit facility in “Financing Activities – Secured credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to securitize according to the facility agreement. As of April 30, 2014, we had received cash proceeds of $155.0 million related to the securitization of our trade accounts receivable, with no remaining capacity to receive additional proceeds. As of April 30, 2014, the weighted average interest rate was 1.8%. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to receive greater proceeds as eligible trade accounts receivable increases, thereby providing additional cash for working capital needs.

Debt issuances and repayments

During November 2013, we issued $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par. We received $319.3 million of net proceeds after deducting underwriters' fees. We applied the net proceeds to redeem all of our $300.0 million 9.125% fixed rate senior notes due October 1, 2017. We used the remaining proceeds to pay the related $14.7 million make whole and consent payments, $3.3 million in interest payments and to reduce outstanding indebtedness under the secured credit facility. This redemption also resulted in $6.0 million of non-cash write-offs of unamortized debt discount and related capitalized debt costs. The make whole and consent payments and the non-cash write-offs of unamortized debt discount and related capitalized debt costs are classified as loss on extinguishment of debt.

On April 30, 2014, we borrowed $125.0 million from our secured credit facility in anticipation of our acquisition of Sable, which occurred on May 1, 2014. This borrowing is reflected in cash holdings at April 30, 2014. On May 1, 2014, the former owners of Sable purchased $50.0 million of our common units with the proceeds used to repay a portion of the acquisition borrowing.

The operating partnership

The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions

The operating partnership paid cash distributions of $129.1 million and $128.9 million during the nine months ended April 30, 2014 and 2013, respectively. The operating partnership expects to pay cash distributions of $49.4 million on June 13, 2014.

Disclosures about Effects of Transactions with Related Parties

We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $189.4 million for the nine months ended April 30, 2014, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf as well as related general and administrative expenses.

Related party common unitholder information consisted of the following:

	Common unit ownership at	Distributions (in thousands) paid during the nine months ended
	April 30, 2014	April 30, 2014
Ferrell Companies (1)	21,469,664	$32,205
FCI Trading Corp. (2)	195,686	294
Ferrell Propane, Inc. (3)	51,204	78
James E. Ferrell (4)	4,358,475	6,537

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman of the Board of Directors of our general partner.

During the nine months ended April 30, 2014, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.5 million.

On June 13, 2014, Ferrellgas Partners expects to pay distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc., James E. Ferrell (indirectly) and the general partner of $10.7 million, $0.1 million, $26 thousand, $2.2 million and $0.9 million, respectively.

Contractual Obligations
In the performance of our operations, we are bound by certain contractual obligations.
The following table summarizes our long-term debt and fixed rate interest obligations at April 30, 2014. These obligations reflect the issuance of $325.0 million in aggregate principal amount of 6.75% senior notes due 2022 at an offering price equal to par and the subsequent redemption of $300.0 million 9.125% fixed rate senior notes due October 1, 2017, as discussed above.

	Payment or settlement due by fiscal year
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion (1)	$520	$3,103	$3,043	$2,706	$1,124	$1,204,186	$1,214,682
Fixed rate interest obligations (2)	39,394	70,135	70,135	70,135	70,135	205,676	525,610
_________________________________

(1)
We have long and short-term payment obligations under agreements such as our senior notes and our credit facility. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources — Financing Activities."

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long term portion of our credit facility, a variable rate debt obligation.

The operating partnership
The contractual obligation updates included in the table above also apply to the operating partnership and are summarized in the table below:

	Payment or settlement due by fiscal year
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion (1)	$520	$3,103	$3,043	$2,706	$1,124	$1,022,186	$1,032,682
Fixed rate interest obligations (2)	31,545	54,438	54,438	54,438	54,438	174,280	423,577
_________________________________

(1)
The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s senior notes and credit facility. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources — Financing Activities.”

(2)
Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on the long term portion of our credit facility, a variable rate debt obligation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not enter into any risk management trading activities during the nine months ended April 30, 2014. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”

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

We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2014 and July 31, 2013, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $2.3 million and $10.3 million as of April 30, 2014 and July 31, 2013, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ. Our sensitivity analysis does not include the anticipated transactions associated with these hedging transactions, which we anticipate will be 100% effective.

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

Interest Rate Risk

At April 30, 2014, we had $428.6 million in variable rate secured credit facility and collateralized note payable borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to these borrowings would result in a loss in future earnings of $4.3 million for the twelve months ending April 30, 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. In October 2013, our interest rate swap maturing in 2017 was terminated. As a result, we discontinued hedge accounting treatment for the agreement associated with this swap at a cost of $0.2 million.

We have the following interest rate swaps outstanding as of April 30, 2014, all of which are designated as hedges for accounting purposes:

Term	Notional Amount(s) (in thousands)	Type
May-21	$140,000	Pay a floating rate and receive a fixed rate of 6.50%
Aug-18 (1)	$175,000 and $100,000	Forward starting to pay a fixed rate of 1.95% and receive a floating rate

(1)	These forward starting swaps have an effective date of August 2015 and a term of three years.

A hypothetical one percent change in interest rates would result in a net change in earnings of $1.4 million for the twelve months ending April 30, 2015. There would be no effect on cash flows due to a hypothetical change in interest rates on the $175.0 million swap because its forward start date is August 2015. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.

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

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2014, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

During the most recent fiscal quarter ended April 30, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) or Rule 15d–15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

    During the first quarter of fiscal 2014 we reached a settlement with the Offices of the District Attorneys of several counties in California relating to an investigation of labeling and filling practices relating to the amount of propane contained in barbeque cylinders. We already paid and reflected in the condensed consolidated financial statements the settlement reached.

The Federal Trade Commission (“FTC”) initiated an investigation into certain practices related to the filling of portable propane cylinders. On March 27, 2014, the FTC filed an administrative complaint alleging that Ferrellgas and one of its competitors colluded in 2008 to persuade a customer to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  Ferrellgas has filed an answer to the complaint and believes that the FTC’s claims are without merit and will vigorously defend the claims. We do not believe loss is probable or reasonably estimable at this time

    We have also been named as a defendant in a putative class action lawsuit filed in the United States District Court in Kansas. The complaint was the subject of a motion to dismiss which was granted, in part, in August, 2011. The surviving claims allege breach of contract and breach of the implied duty of good faith and fair dealing, both of which allegedly arise from the existence of an oral contract for continuous propane service. We believe that the claims are without merit and intend to defend them vigorously. The case has not been certified for class treatment. Ferrellgas recently prevailed on an appeal before the Tenth Circuit Court of Appeals and the appellate court ordered the trial court to determine whether the case must be arbitrated. We do not believe loss is probable or reasonably estimable at this time related to this putative class action lawsuit.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for fiscal 2013, except as follows:

As a result of our acquisition of Sable Environmental LLC on May 1, 2014, we have identified the following additional risks.

Risks Related to Our Salt Water Disposal Business
We are subject to United States federal, state and local regulations regarding issues of health, safety, transportation, and protection of natural resources and the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.
Hydraulic fracturing is a commonly used process that involves using water, sand and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. Federal and state legislation and regulatory initiatives relating to hydraulic fracturing are expected to result in increased costs and additional operating restrictions for oil and gas explorers and producers. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process would make it more difficult and more expensive to complete new wells in the unconventional shale resource formations and increase costs of compliance and doing business for oil and natural gas operators. As a result of such increased costs, the pace of oil and gas activity could be slowed, resulting in less need for water management solutions. Our results of operations could be negatively affected.
Our salt water disposal operations are subject to other federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation and disposal of produced-water and other materials. For example, our salt water disposal business segment is expected to include disposal into injection wells that could pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage, personal injuries and natural resource damage. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of orders to assess and clean up contamination.

Failure to comply with these laws and regulations could result in the assessment of administrative, civil or criminal penalties, imposition of assessment, cleanup, natural resource loss and site restoration costs and liens, revocation of permits, and, to a lesser extent, orders to limit or cease certain operations. In addition, certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions regardless of fault and irrespective of when the acts occurred.
Demand for our salt water disposal services is substantially dependent on the levels of expenditures by the oil and gas industry. A substantial or an extended decline in commodity prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.
A portion of the demand for our salt water disposal services depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our results of operations and cash flows.
The prices for oil and natural gas have historically been volatile and may be affected by a variety of factors, including the following:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and gas production by non-OPEC countries;

•	the level of excess production capacity;

•	political and economic uncertainty and sociopolitical unrest;

•	the level of worldwide oil and gas exploration and production activity;

•	the cost of exploring for, producing and delivering oil and gas;

•	technological advances affecting energy consumption; and

•	weather conditions.
The oil and gas industry historically has experienced periodic downturns. A significant downturn in the oil and gas industry could result in a reduction in demand for our salt water disposal services and could adversely affect our financial condition, results of operations and cash flows.
Competitors in the market place for salt water disposal services may hinder our ability to compete.
We face competition in our salt water disposal business from several other water management companies, some of which are much larger enterprises than us. As a result, our ability to effectively enter into additional salt water disposal arrangements could be hindered by competition.
Some oil and gas producers have their own salt water disposal services, which could limit the demand for our services.
Our salt water disposal business is predicated on providing salt water disposal solutions to oil and gas producers. Some of the larger oil and gas producers have their own salt water disposal solutions and some have even implemented their own injection well sites to dispose of the waste water produced from their own oil and gas drilling activities. With access to their own salt water disposal solutions, larger oil and gas producers could have less need for the salt water disposal solutions that we provide. A lower demand for our services could adversely affect our financial position and ability to continue as an ongoing concern.
We may be subject to general liability claims. If we were required to pay a substantial general liability claim, our business and financial condition would be materially adversely affected.
We face an inherent risk of exposure to general liability claims in the event that the use of our facilities results in injury or destruction of property. Such claims may include, among others, that our facilities introduce contaminants into the ground water supply. General liability claims relating to our facilities could have a material adverse effect on our business and financial condition.
Advancements in water treatment technologies could render our disposal wells technologically obsolete which could adversely affect our business and results of operations.
Evolving customer and regulatory demands could result in technological advancements in the treatment and recycling of water used in the hydraulic fracturing process. Such advancements could render our disposal wells obsolete.
The availability of water is critical to our business and weather condition, natural disasters, droughts or other natural conditions could affect that availability and impose significant costs and losses on our business.
Our ability to provide salt water disposal operations is subject to the availability of water, which is vulnerable to adverse weather conditions, including extended droughts and temperature extremes, which are quite common, in our operating regions, but difficult to predict. This risk is particularly true with respect to regions where oil and gas operations are significant. In extreme cases, entire operations may be unable to continue without substantial water reserves. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.
Salt water injection wells potentially may create earthquakes.
There are current theories that hypothesize a causation link between minor seismic events and injection wells and there are various studies being conducted to determine possible man-made causes of recent seismic events. If it is determined that there is a link between injection wells and seismic events this could have an adverse impact on our business and results of operations.
Due to our lack of asset and geographic diversification, adverse developments in the areas in which we are located could adversely impact our financial condition, results of operations and cash flows and reduce our ability to make distributions to our unitholders.

Our facilities are located exclusively in Texas. This concentration could disproportionately expose us to operational, economic and regulatory risk in this area. Additionally, our facilities currently comprise six managed facilities. Any operational, economic or regulatory issues at a single facility could have a material adverse impact on us. Due to the lack of diversification in our assets and the location of our assets, adverse developments in the our markets, including, for example, transportation constraints, adverse regulatory developments, or other adverse events at one of our facilities, could have a significantly greater impact on our financial condition, results of operations and cash flows than if we were more diversified.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

4.2
Indenture dated as of November 4, 2013 with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to $325 million aggregate amount of the Registrant’s 6 3/4% Senior Notes due 2022. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 5, 2013.

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

4.10
Registration Rights Agreement dated as of November 4, 2013 by and among Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed November 5, 2013.

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

10.3
Second Amendment to Credit Agreement dated as of October 21, 2013, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 23, 2013.

10.4
Third Amendment to Credit Agreement dated as of June 6, 2014, among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America, N.A. as administrative agent, swing line lender and L/C issuer, and the lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2014.

10.5
Amended and Restated Receivable Sale Agreement dated as of January 19, 2012, between Ferrellgas, L.P. and Blue Rhino Global Sourcing, Inc., as originators, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 20, 2012.

		10.6
Receivables Purchase Agreement dated as of January 19, 2012, among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, the purchasers from time to time party hereto, Fifth Third Bank and SunTrust Bank, as co-agents, and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 20, 2012.

		10.7
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

	#	10.8
Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed March 10, 2010.

	#	10.9	Second Amended and Restated Ferrellgas Unit Option Plan, effective April 19, 2001. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed September 28, 2010.
	#	10.10
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed September 28, 2009.

	#	10.11	Amendment to Ferrell Companies, Inc. 1998 Incentive Compensation Plan, dated as of March 7, 2010. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed June 9, 2010.
	#	10.12
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

	#	10.13
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

	#	10.17
Employment Agreement dated as of August 10, 2009 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed August 10, 2009.

	#	10.18
Agreement and Release dated as of January 19, 2012 by and between Ferrellgas, Inc. as the company and George L. Koloroutis as the executive. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed January 20, 2012.

	#	10.19
Employment Agreement dated as of September 25, 2013 by and between Ferrell Companies, Inc. as the company and Boyd H. McGathey as the executive. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed September 26, 2013.

		10.20
ISDA 2002 Master Agreement and Schedule to the 2002 ISDA Master Agreement both dated as of May 3, 2012 together with three Confirmation of Swap Transaction documents each dated as of May 8, 2012, all between SunTrust Bank and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed June 8, 2012.

	#	10.21
Form of Director/Officer Indemnification Agreement, by and between Ferrellgas, Inc. and each director and executive officer. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed March 9, 2012.

		10.22
Membership interest purchase agreement dated May 1, 2014, among Ferrellgas, L.P. and the former members of Sable Environmental LLC and Sable SWD 2 LLC. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 1, 2014.

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

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 9, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.

Date:	June 9, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

Date:	June 9, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Executive Vice President and Chief Financial Officer; President, Midstream Operations; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.

Date:	June 9, 2014	By	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

E-4